Form 10-K
period 2024-12-31
Finward Bancorp
filed 2025-03-31
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2024, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $101,196,455.

There were 4,324,485 shares of the registrant’s Common Stock, without par value, outstanding at March 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:

1.    Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders. (Part III)

Finward Bancorp

Index

Page Number
PART I.
Item 1. Business	1
Item 1A. Risk Factors	28
Item 1B. Unresolved Staff Comments	40
Item 1C. Cybersecurity	41
Item 2. Properties	43
Item 3. Legal Proceedings	44
Item 4. Mine Safety Disclosures	44
Item 4.5 Information About Our Executive Officers	44
PART II.
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6. [Reserved]	47
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	60
Item 8. Financial Statements	63
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	108
Item 9A. Controls and Procedures	108
Item 9B. Other Information	109
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	109
PART III.
Item 10. Directors, Executive Officers and Corporate Governance	110
Item 11. Executive Compensation	110
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	110
Item 13. Certain Relationships and Related Transactions, and Director Independence	110
Item 14. Principal Accountant Fees and Services	110
PART IV.
Item 15. Exhibits and Financial Statement Schedules	111
SIGNATURES	114
EXHIBIT INDEX	111

PART I

Item 1. Business General

Finward Bancorp, an Indiana corporation (the “Company”), was incorporated on January 31, 1994, and is the holding company for Peoples Bank, an Indiana-chartered commercial bank (the “Bank”). The Bank is a wholly owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank.

The Bank is primarily engaged in the business of attracting deposits from the general public and the origination of loans, mostly upon the security of single family residences and commercial real estate, as well as, construction loans and various types of consumer loans, commercial business loans and municipal loans, within its primary market areas of Lake and Porter Counties, in Northwest Indiana, and Cook County, Illinois. In addition, the Company's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as the personal representative of estates and acts as trustee for revocable and irrevocable trusts.

The Company monitors and evaluates financial performance on a Company-wide basis and the majority of the Company’s revenue is from the business of banking. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

The Company maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of its 26 branch locations. For further information, see “Properties.” The Company’s Internet address is www.ibankpeoples.com.

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

Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially, and adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

●

The Bank’s ability to demonstrate compliance with the terms of the previously disclosed consent order and memorandum of understanding entered into between the Bank and the Federal Deposit Insurance Corporation (“FDIC”) and Indiana Department of Financial Institutions (“DFI”), or to demonstrate compliance to the satisfaction of the FDIC and/or DFI within prescribed time frames;

●	The Bank’s agreement under the memorandum of understanding to refrain from paying cash dividends without prior regulatory approval;

●	changes in interest rates, market liquidity, and capital markets, as well as the magnitude of such changes, which may reduce net interest margins;

●	the aggregate effects of inflation experienced in recent years, and the potential for a resurgence in inflation;

●

current financial conditions within the banking industry, liquidity levels, concentrations in certain loan products or categories, net interest margin levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;

●	the use of proceeds of future offerings of securities;

●	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

●	changes in asset quality and credit risk;

●	our ability to sustain revenue and earnings growth;

●	customer acceptance of the Company’s products and services;

●	customer borrowing, repayment, investment, and deposit practices;

●	customer disintermediation;

●	the introduction, withdrawal, success, and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

●	competitive conditions;

●	our ability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions, and divestitures;

●	changes in fiscal, monetary, and tax policies;

●	factors that may cause the Company to incur impairment charges on its investment securities;

●	electronic, cyber, and physical security breaches;

●	claims and litigation liabilities, including related costs, expenses, settlements, and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

●	changes in accounting principles and interpretations;

●	economic conditions;

●	loss of key personnel;

●	continuing risks and uncertainties relating to the COVID-19 pandemic and government responses thereto;

●	the impact, extent, and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and

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

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K lists some of the factors that could cause the Company’s actual results to vary materially from those expressed in or implied by any forward-looking statements. We direct your attention to this discussion. Other risks and uncertainties that could affect the Company’s future performance are set forth below in Item 1A, “Risk Factors.”

Lending Activities

General. The Company’s product offerings include residential mortgage loans, construction loans, commercial real estate loans, consumer loans, commercial business loans and loans to municipalities. The Company’s lending strategy stresses quality growth, product diversification, and competitive and profitable pricing. While lending efforts include both fixed and adjustable rate products, the focus has been on products with adjustable rates and/or shorter terms to maturity. It is management’s goal that all programs are marketed effectively to our primary market area.

The Company is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Company’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac, US Bank or to the Federal Home Loan Bank of Indianapolis. All loans held for sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2024, under the 15% of capital and surplus limitation, was approximately $29.2 million. At December 31, 2024, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2024, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the end of each of the last two years. The amounts are stated in thousands (000’s).

(Dollars in thousands)
	December 31, 2024	December 31, 2023
Loans secured by real estate:
Residential real estate	$467,293	$484,948
Home equity	49,758	46,599
Commercial real estate	551,674	503,202
Construction and land development	82,874	115,227
Multifamily	212,455	219,917
Total loans secured by real estate	1,364,054	1,369,893
Commercial business	104,246	97,386
Consumer	551	610
Manufactured homes	26,708	30,845
Government	11,024	10,021
Loans receivable	1,506,583	1,508,755
Add:
Net deferred loan origination costs	2,439	3,705
Loan clearing funds	(46)	135
Loans receivable, net of deferred fees and costs	$1,508,976	$1,512,595

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2024, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$5,786	$24,265	$87,323	$349,919	$467,293
Home equity	8,953	216	5,211	35,378	49,758
Commercial real estate	26,982	150,826	373,227	639	551,674
Construction and land development	32,241	18,055	27,212	5,366	82,874
Multifamily	32,898	64,455	115,102	-	212,455
Commercial business	43,501	42,967	17,639	139	104,246
Consumer	237	314	-	-	551
Manufactured Homes	1	117	8,567	18,023	26,708
Government	-	9,769	1,255	-	11,024
Total loans receivable	$150,599	$310,984	$635,536	$409,464	$1,506,583

The following table sets forth the dollar amount of all loans due after one year from December 31, 2024, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined	Floating or
	rates	adjustable rates	Total
Residential real estate	$355,155	$106,352	$461,507
Home equity	38,527	2,278	40,805
Commercial real estate	62,821	461,871	524,692
Construction and land development	13,200	37,433	50,633
Multifamily	93,028	86,529	179,557
Commercial business	34,042	26,703	60,745
Consumer	314	-	314
Manufactured Homes	26,707	-	26,707
Government	11,024	-	11,024
Total loans receivable	$634,818	$721,166	$1,355,984

Lending Area. The primary lending area of the Company encompasses Lake County in northwest Indiana and Cook County in northeast Illinois, where collectively a majority of loan activity is concentrated. The Company is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana; and DuPage, Lake, and Will counties in Illinois.

Loan Origination Fees. All loan origination and commitment fees, as well as incremental direct loan origination costs, are deferred and amortized into income as yield adjustments.

Loan Origination Procedure. The primary sources for loan originations are referrals from commercial customers, real estate brokers and builders, solicitations by the Company’s lending and retail staff, and advertising of loan programs and rates. The Company employs no staff appraisers. All appraisals are performed by fee appraisers that have been approved by the Board of Directors and who meet all federal guidelines and state licensing and certification requirements.

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $3.0 million to $4.5 million are approved by the loan officers’ loan committee (OLC). Loans from $4.5 million to $7.0 million are approved by the senior officers’ loan committee (SOLC). Loans from $7.0 million to $15.0 million are approved by the executive officer’s loan committee (EOLC). All loans in excess of $15.0 million, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Board Risk Management and Compliance Committee (all members of the Bank’s Board of Directors and Board Risk Management and Compliance Committee are also members of the Company’s Board of Directors and Board Risk Management and Compliance Committee, respectively). Certain loan renewals and extensions may not require approval by the Board of Directors or the Credit Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk-based capital or $15.0 million. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board or Board Committee action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $1.0 million unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Mortgage Loans. The primary lending activity of the Company has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Company’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2024, 75.2% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

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

The Company’s Adjustable Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a three, five, seven or ten year period. ARM originations totaled $7.3 million for 2024 and $17.7 million for 2023. During 2024, ARMs represented 14.8% of total mortgage loan originations. The ability of the Company to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

Construction Loans. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with individual purchasers. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of one year.

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

Commercial Real Estate and Multifamily Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable rate basis. These loans are typically made for terms of 15 to 25 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Company the opportunity to restructure the loan if economic conditions so warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

While commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Company has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Company considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project and the economic environment.

Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees, which represent a secondary source of repayment.

Loans for the construction of commercial properties are generally located within an area permitting physical inspection and regular review of business records. Projects financed outside of the Company’s primary lending area generally involve borrowers and guarantors who are or were previous customers of the Company or projects that are underwritten according to the Bank’s underwriting standards.

Consumer Loans. The Company offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products.

Home Equity Line of Credit. The Company offers a fixed and variable rate revolving line of credit secured by the equity in the borrower’s home. Both products offer an interest only option where the borrower pays interest only on the outstanding balance each month. Equity lines will typically require an appraisal and a second mortgage lender’s title insurance policy. Loans are generally made up to a maximum of 89% of the appraised value of the property less any outstanding liens.

Home Improvement Loans and Equity Loans—Fixed Term. Home improvement and equity loans are made up to a maximum of 85% of the appraised value of the improved property, less any outstanding liens. These loans are offered on both a fixed and variable rate basis with a maximum term of 240 months. All home equity loans are made on a direct basis to borrowers.

Manufactured Homes. The Company purchases fixed rate closed loans from a third party that are subject to Company’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Company; further detail regarding this reserve can be found in Note 3– Loans Receivable.

Commercial Business Loans. Although the Company’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Company seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Company’s commercial loan portfolio, loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses secured by business assets; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Government Loans. The Company is permitted to purchase non-rated municipal securities, tax anticipation notes, and warrants within the local market area.

Non-Performing Assets, Asset Classification and Provision for Credit Losses

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

The Company’s mortgage loan collection procedures provide that, when a mortgage loan is 15 days or more delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company will recast the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his, her, or its financial affairs. If the loan continues in a delinquent status for 120 days, the Company will generally initiate foreclosure proceedings. Collection procedures for consumer loans provide that when a consumer loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company may grant a payment deferral. If a loan continues to be delinquent after 60 days and all collection efforts have been exhausted, the Company will initiate legal proceedings. Collection procedures for commercial business loans provide that when a commercial loan becomes ten days delinquent, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower pursuant to the commercial loan collection policy. In certain instances, the Company may grant a payment deferral or restructure the loan. Once it has been determined that collection efforts are unsuccessful, the Company will initiate legal proceedings.

Any property acquired as the result of foreclosure or by voluntary transfer of property made to avoid foreclosure is classified as foreclosed real estate until such time as it is sold or otherwise disposed of by the Company. Foreclosed real estate is recorded at fair value at the date of foreclosure. At foreclosure, any write-down of the property is charged to the Allowance for credit losses. Costs relating to improvement of property are capitalized, whereas holding costs are expensed. Valuations are periodically performed by management, and a valuation allowance is established by a charge to operations if the carrying value of a property exceeds its estimated fair value less selling costs.

Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

The following table sets forth information regarding the Company’s non-performing assets as of December 31, for each period indicated. The amounts are stated in thousands (000’s).

Loans that qualify as troubled loan modifications and accruing:

Real estate:	2024	2023
Residential	$1,113	$868
Total	$1,113	$868

Loans accounted for on a non-accrual basis:

	2024	2023
Real estate:
Residential	$4,665	$1,693
Home Equity	483	468
Commercial Real Estate	1,280	833
Construction and land development	658	-
Multifamily	3,362	3,715
Commercial business	3,290	2,897
Consumer	-	2
Total	$13,738	$9,608

Accruing loans which are contractually past due 90 days or more:

	2024	2023
Real estate:
Commercial	$-	$712
Residential	-	1,131
Total	$-	$1,843

Ratio of non-performing loans to total assets (1)	0.74%	0.61%

Ratio of non-performing loans to total loans (1)	0.91%	0.76%

(1) Non-performing loans include non-accrual loans and accruing loans which are contractually past due 90 days or more

Collateralized debt obligations	$1,419	$1,357

Ratio of collateralized debt obligations to total assets	0.07%	0.06%

During 2024, gross interest income of $656 thousand would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. Interest on such loans included in income during the period amounted to $313 thousand.

Federal regulations require banks to classify their own loans and to establish appropriate general and specific allowances, subject to regulatory review. These regulations are designed to encourage management to evaluate loans on a case-by-case basis and to discourage automatic classifications. Loans classified as substandard or doubtful must be evaluated by management to determine loan loss reserves. Loans classified as loss must either be written off or reserved for by a specific allowance. Amounts reported in the allowance for credit losses are included in the calculation of the Company’s total risk-based capital requirement (to the extent that the amount does not exceed 1.25% of total risk-based assets), but are not included in Tier 1 leverage ratio calculations and Tier 1 risk-based capital requirements.

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2024 or 2023.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2024	December 31, 2023
Residential real estate	$4,754	$2,098
Home equity	490	479
Commercial real estate	1,598	2,544
Construction and land development	2,285	-
Multifamily	3,550	4,245
Commercial business	3,290	2,896
Consumer	-	2
Manufactured homes	54	-
Total	$16,021	$12,264

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2024	December 31, 2023
Residential real estate	$4,291	$3,084
Home equity	459	168
Commercial real estate	8,008	7,434
Construction and land development	3,675	6,902
Multifamily	5,329	-
Commercial business	3,528	1,610
Total	$25,290	$19,198

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

For acquired non-credit-deteriorated loans and leases, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loan. While credit discounts are included in the determination of the fair value for non-credit deteriorated loans, since these discounts are expected to be accreted over the life of the loans, they cannot be used to offset the allowance for credit losses that must be recorded at the acquisition date. As a result, an allowance for credit losses is determined at the acquisition date using the same methodology as other loans held for investment and is recognized as a provision for credit losses in the consolidated income statements. Any subsequent deterioration (improvement) in credit quality is recognized by recording a provision (recapture) for credit losses.

A loan is considered impaired when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Typically, management does not individually classify smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled loan modifications.

A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	219	-	-	-	219	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	712	1,399	1,428	144	3,683	191
	$11,376	$1,399	$1,428	$144	$14,347	$284

At times, the Company will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a troubled loan modification.

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans at December 31, 2024, that were both experiencing financial difficulty and modified during the year ended December 31, 2024, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$528	$1,115	$-	$-	0.35%
Home Equity	41	-	-	-	0.01%
Total	$569	$1,115	$-	$-	0.11%

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The performance of such modified loans is presented below.

	For the year ended December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$545	$570	$-	$528
Home Equity	-	-	-	41
Total	$545	$570	$-	$569

	For the year ended December 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced.

For the year ended December 31, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extention	Payment delay
Residential Real Estate	$-	-%	7 months	6 months

For the year ended December 31, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extention	Payment delay
Residential Real Estate	$-	-%	89 months	-

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The table that follows sets forth the allowance for credit losses and related ratios for the periods indicated. The amounts are stated in thousands (000’s).

	2024	2023
Balance at beginning of year	$18,768	$19,084
Loans charged-off:
Real estate residential	(28)	(998)
Home Equity	-	(43)
Commercial real estate	-	(372)
Multifamily	(125)	-
Commercial business	(2,249)	(1,065)
Consumer	(66)	(93)
Total charge-offs	(2,468)	(2,571)
Recoveries:
Residential real estate	44	149
Commercial real estate	5	3
Multifamily	31	131
Commercial business	310	264
Consumer	22	16
Total recoveries	412	563
Net charge-offs	(2,056)	(2,008)
Provision for credit losses	199	1,692
Balance at end of year	$16,911	$18,768

ACL to loans outstanding	1.12%	1.24%
ACL to nonperforming loans	123.10%	163.90%
Net charge-offs to average loans outstanding during the year	-0.14%	-0.13%
Nonaccruing loans to total loans	0.91%	0.64%

The following table shows the allocation of the allowance for credit losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2024		2023
	$	%	$	%

Residential real estate	4,480	31.0	3,984	32.1
Home equity	835	3.3	698	3.1
Commercial real estate	6,445	36.7	6,928	33.4
Construction and land development	2,651	5.5	4,366	7.6
Multifamily	1,003	14.1	955	14.6
Commercial business	1,185	6.9	1,584	6.5
Consumer	5	-	7	-
Manufactured homes	252	1.8	181	2.0
Government	55	0.7	65	0.7
Total	16,911	100.0	18,768	100.0

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as trading, held-to-maturity (HTM), or available-for-sale (AFS) at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. It has been the policy of the Company to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, and treasury securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2024, the Company’s investment portfolio totaled $333.6 million. In addition, the Company had $6.5 million in FHLB stock.

The table below shows the carrying values of the components of available for sale securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

(Dollars in thousands)	2024	2023

U.S. government sponsored entities	$8,061	$7,883
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	123,464
Municipal securities	214,749	238,670
Collateralized debt obligations	1,419	1,357
Total securities available-for-sale	$333,554	$371,374

The contractual maturities and weighted average yields for the U.S government securities, collateralized mortgage obligations, residential mortgage-backed securities, municipal securities, collateralized debit obligations at December 31, 2024, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Variable Maturities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	-	$8,061	1.00%	$-	-	$-	-	$-	-	$8,061
Collateralized mortgage obligations and residential mortgage- backed securities:	-	-	-	-	-	-	-	-	109,325	1.56%	109,325
Municipal securities:	-	-	2,740	2.38%	28,835	3.28%	183,174	2.99%	-	-	214,749
Collateralized debt obligations:	-	-	-	-	-	-	1,419	3.34%	-	-	1,419

Totals	$-	-	$10,801	1.35%	$28,835	3.28%	$184,593	2.97%	$109,325	1.56%	$333,554

The Company currently holds two collateralized debt obligations and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in non-accrual status. At December 31, 2024, the cost basis of the two collateralized debt obligations on non-accrual status totaled $2.2 million.

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, have undisrupted cash flows, or have been independently evaluated for credit impairment and appropriate write downs taken. Management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in interest rates and volatility in the securities markets. The fair values are expected to recover as the securities approach maturity.

Sources of Funds

General. Deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Company uses repurchase agreements, as well as a line-of-credit and advances from the FHLB for borrowings. At December 31, 2024, the Company had $65.0 million in FHLB fixed rate advances $40.1 million in repurchase agreements. The Company had no other borrowed funds as of December 31, 2024.

Deposits. Retail and commercial deposits are attracted principally from within the Company’s primary market area. The Company offers a broad selection of deposit instruments including non- interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate account offerings typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Company to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Company had $21.7 million in brokered deposit balances at December 31, 2024, which were obtained through prior acquisitions. The Company did not obtain any deposit funds through brokers during the year ended 2024.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	December 31, 2024		December 31, 2023
	Amount	Rate %	Amount	Rate %
Noninterest bearing demand deposits	$293,508	-	$323,694	-
Interest bearing demand deposits	307,173	0.89	344,449	0.96
MMDA accounts	323,450	3.34	284,910	2.73
Savings accounts	288,708	0.05	343,008	0.05
Certificates of deposit	542,708	3.96	488,025	2.91
Total deposits	$1,755,547	2.40	$1,784,086	1.43

As of December 31, 2024, and 2023, approximately $498.0 million and $530.2 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that exceed the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024 (dollars in thousands).

3 months or less	$55,934
Over 3 months through 6 months	27,641
Over 6 months through 12 months	54,517
Over 12 months	3,308
Total	$141,400

Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through repurchase agreements, as well as, through a line of credit and advances from the FHLB. Repurchase agreements generally mature within one year and are generally secured by municipal securities, collateralized mortgage obligations and residential mortgage-backed securities, under the Company’s control. FHLB advances with maturities ranging from one year to five years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Company’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty.

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offered loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Company participated in the BTFP by accessing $80 million of low-cost capital under the program. As of December 31, 2023, the Company had pledged securities as collateral for the program with a par value of $105.3 million. During the quarter ending September 30, 2024, the Company terminated its involvement in the Bank Term Funding Program (the “BTFP”) and paid off its outstanding balance of $60 million, in full, through a utilization of excess liquidity and FHLB advances. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources.

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $460.8 million at December 31, 2024. The Bank had no balance at December 31, 2023 and a balance of $65 million at December 31, 2024. In addition to the fixed rate advances, the Bank maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bank did not have a balance on the line of credit at December 31, 2024 or December 31, 2023. The Bank did not have other borrowings at December 31, 2024, or December 31, 2023.

At December 31, 2024, the Bank had approximately $687.4 million available in credit lines with various money center banks, including the FHLB and Federal Reserve.

The following tables set forth certain information regarding borrowing and repurchase agreements by the Company at the end of and during the periods indicated. The amounts are stated in thousands (000’s).

	At December 31,
	2024	2023
Repurchase agreements:
Balance	$40,116	$38,124
Securities underlying the agreements:
Ending carrying amount	57,833	54,458
Ending fair value	57,833	54,458
Weighted average rate (1)	3.85%	3.64%

	For year ended December 31,
	2024	2023
Highest month-end balance	$44,058	$48,947
Average outstanding balance	41,506	35,543
Weighted average rate on securities sold under agreements to repurchase (2)	3.51%	3.83%

(1)	The weighted average rate for each period is calculated by weighing the principal balances outstanding for the various interest rates.

(2)	The weighted average rate is calculated by dividing the interest expense for the period by the average daily balances of securities sold under agreements to repurchase for the period.

	(Dollars in thousands)
	December 31,	December 31,
	2024	2023
Federal Reserve Fixed rate advance with outstanding rate of 4.38%, matured March 22, 2024	$-	$80,000
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	-
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	-
Total	$65,000	$80,000

(1)	FHLB retains puttable option to call these advances after a period of time.

Wealth Management Group

The Company's Wealth Management Group provides estate and retirement planning, guardianships, land trusts, profit sharing and 401(k) retirement plans, IRA and Keogh accounts, investment agency accounts, and serves as personal representative of estates and acts as trustee for revocable and irrevocable trusts. At December 31, 2024, the market value of the Wealth Management Group’s assets under management totaled $392.9 million, a increase of $5.8 million, compared to December 31, 2023. Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by the Company.

Analysis of Profitability and Key Operating Ratios

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Company for the periods indicated:

	Year ended December 31,
	2024	2023
Return on average assets	0.58%	0.40%
Return on average equity	8.06%	6.28%
Average equity-to-average assets ratio	7.25%	6.41%
Dividend payout ratio	16.86%	53.55%

	At December 31,
	2024	2023
Total stockholders’ equity to total assets	7.35%	6.99%

 The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table.

 The amounts are stated in thousands (000's).

	Year ended December 31, 2024				Year ended December 31, 2023
		Interest				Interest
	Average	Income/	Average		Average	Income/	Average
	Balance	Expense	Rate		Balance	Expense	Rate
Assets:

Interest bearing balances in financial institutions	$51,202	$2,967	5.79%		$37,615	$1,846	4.91%
Federal funds sold	912	38	4.17		1,341	58	4.33
Nontaxable Securities	214,939	5,587	2.60		226,896	6,117	2.70
Taxable Securities	138,656	3,071	2.21		142,594	3,000	2.10
Total investments	405,709	11,663	2.87		408,446	11,021	2.70
Loans:*
Real estate mortgage loans	1,378,572	69,342	5.03		1,389,048	66,870	4.81
Commercial business loans	96,224	7,068	7.35		96,302	6,419	6.67
Consumer loans	29,410	1,105	3.76		33,660	1,473	4.38
Total loans	1,504,206	77,515	5.15		1,519,010	74,762	4.92
Total interest-earning assets	1,909,915	89,178	4.67		1,927,456	85,783	4.45
Allowance for credit losses	(18,529)				(18,106)
Other assets	183,981				174,011
Total assets	$2,075,367				$2,083,361

Liabilities:

NOW accounts	$307,173	$2,738	0.89%		$344,449	$3,294	0.96%
Money market demand accounts	323,450	10,813	3.34		284,910	7,777	2.73
Savings accounts	288,708	146	0.05		343,008	175	0.05
Certificates of deposit	542,708	21,465	3.96		488,025	14,192	2.91
Total interest-bearing deposits	1,462,039	35,162	2.40		1,460,392	25,438	1.74
Repurchase Agreements	41,506	1,600	3.85		35,543	1,294	3.64
Borrowed funds	85,927	3,969	4.62		98,848	4,496	4.55
Total interest-bearing liabilities	1,589,472	40,731	2.56		1,594,783	31,228	1.96

Demand deposit accounts	293,508				323,694
Other liabilities	41,893				31,347
Total liabilities	1,924,873				1,949,824

Stockholders' equity	150,494				133,537
Total liabilities and stockholders' equity	$2,075,367				$2,083,361
Net interest income		$48,447				$54,555
Net interest spread			2.11%				2.49%
Net interest margin**			2.54%				2.83%
Ratio of interest-earning assets to interest-bearing liabilities			1.20	x			1.21	x

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

	Year Ended December 31,
	2024	vs.	2023
	Increase / (Decrease)
		Due To
	Volume	Rate	Total

Interest income:
Loans receivable	$(734)	$3,487	$2,753
Nontaxable securities	(315)	(215)	(530)
Taxable securities	58	13	71
Interest bearing balances in other financial institutions	747	374	1,121
Federal funds sold	(18)	(2)	(20)
Total interest-earning assets	(262)	3,657	3,395

Interest Expense:
NOW accounts	(271)	(286)	(557)
Money market accounts	1,141	1,895	3,036
Savings accounts	(8)	(21)	(29)
Certificates of deposit	288	6,985	7,273
Repurchase agreements	227	79	306
Borrowed funds	(596)	70	(526)
Total interest-bearing liabilities	781	8,722	9,503

Net change in net interest income	$(1,043)	$(5,065)	$(6,108)

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

NWIN Funding, Inc. is a subsidiary of NWIN, LLC, and was formed as an Indiana Real Estate Investment Trust (REIT). The formation of NWIN Funding, Inc. provides the Company with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership.

Columbia Development Company, LLC is a wholly owned subsidiary of the Bank and was incorporated under the laws of the State of Indiana. The subsidiary holds real estate properties that the Bank has acquired through the foreclosure process.

The consolidated financial statements include the Company, its wholly owned subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC and Columbia Development Company, LLC. The Company’s business activities include being a holding company for the Bank. The Company’s earnings are dependent upon the earnings of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Competition

The Company’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties in Indiana and Cook and DuPage Counties in Illinois. All of the Company’s banking centers and offices are located in its primary market area. Approximately ninety-four percent of the Company’s business activities are within this area.

The Company faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Company’s most direct competition for deposits has historically come from commercial banks, savings associations, and credit unions located in its primary market area. Particularly in times of high interest rates, the Company has had significant competition from mutual funds and other firms offering financial services. The Company’s competition for loans comes principally from savings associations, commercial banks, mortgage banking companies, credit unions, insurance companies, and other institutional lenders.

The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-up facilities, automatic teller machines, tax deferred retirement programs, digital banking, and other miscellaneous services.

The activities of the Company and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Company. In addition, non-bank financial services companies with which the Company and Bank compete, while subject to regulation by the CFPB, are generally not subject to the same type of extensive regulation by the federal and state banking agencies applicable to the Company and the Bank.

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2024, the Bank had 293 full-time and 20 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Company has four executive officers and has no other employees. The Company’s officers also are full-time employees of the Bank, and are compensated by the Bank.

Regulation and Supervision

Bank Holding Company Regulation. The Company is registered as a bank holding company for the Bank and has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999. As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

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

On September 17, 2024, the FDIC, Office of the Comptroller of the Currency, and the Department of Justice (“DOJ”) announced new rules and policy statements impacting their bank merger review process. Among these actions, the FDIC approved a final statement of policy on bank merger transactions. The FDIC's statement of policy adopts a principles-based approach and clarifies its policies and expectations in the evaluation of bank merger transactions subject to FDIC approval under the Bank Merger Act. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the new statement of policy. Concurrent with the FDIC announcement, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On April 1, 2021, the FRB’s final rule clarifying the standards for determining whether one company has control over another became effective. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10- 14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. In addition, Indiana law requires DFI approval for changes in control of companies controlling Indiana banks, with “control” defined to mean the power to direct the management or policies of the holding company or the power to vote at least 25% of the company’s voting securities.

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

Capital Requirements. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: (i) a common equity Tier 1 capital to risk-based assets ratio of 4.50%; (ii) a Tier 1 capital to risk-based assets ratio of 6.00%; (iii) a total capital to risk-based assets ratio of 8.00%; and (iv) a 4.00% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the ACL limited to a maximum of 1.25% of risk- weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt- out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2024, the Bank met all applicable capital adequacy requirements as set forth in 12 C.F.R. § 324.

Bank holding companies are generally subject to consolidated capital requirements established by the FRB. The Dodd-Frank Act required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries. However, under the FRB’s “Small Bank Holding Company” exemption from consolidated bank holding company capital requirements, bank holding companies and savings and loan holding companies with less than $3 billion in consolidated assets, such as the Company, are exempt from consolidated regulatory capital requirements, unless the FRB determines otherwise in particular cases.

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The FDIC has adopted regulations to implement the prompt corrective action legislation as to insured state banks. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater, a leverage ratio of 5.00% or greater, and a common equity Tier 1 ratio of 6.50% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, a leverage ratio of 4.00% or greater, and a common equity Tier 1 ratio of 4.50% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.00%, a Tier 1 risk-based capital ratio of less than 6.00%, a leverage ratio of less than 4.00%, or a common equity Tier 1 ratio of less than 4.50%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 4.00%, a leverage ratio of less than 3.00%, or a common equity Tier 1 ratio of less than 3.00%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.00%.

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

The following table shows that, at December 31, 2024, and December 31, 2023, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

Bank Level Capital					Minimum Required To Be
(Dollars in thousands)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 capital to adjusted average assets	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%

Bank Level Capital					Minimum Required To Be
(Dollars in thousands)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168,263	10.43%	$72,643	4.50%	$104,928	6.50%
Tier 1 capital to risk-weighted assets	$168,263	10.43%	$96,857	6.00%	$129,142	8.00%
Total capital to risk-weighted assets	$183,315	11.36%	$129,142	8.00%	$161,428	10.00%
Tier 1 capital to adjusted average assets	$168,260	7.78%	$86,561	4.00%	$108,201	5.00%

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. The leadership of the FRB, Office of the Comptroller of the Currency (“OCC”), and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. In 2023, the federal banking agencies issued a proposed rule to implement the Basel IV standards. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. The proposed rule, if adopted as proposed, would be applicable to banking organizations with $100 billion or more in total consolidated assets, and therefore would not apply to the Bank directly. However, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. For example, the proposed rulemaking would add back the impact of accumulated other comprehensive income (loss) to the calculation of regulatory capital for institutions above $100 billion in assets. The federal banking agencies have discretion during the examination process to require institutions to have higher capital cushions to address a variety of supervisory concerns, which may include a high level of accumulated other comprehensive loss. On September 10, 2024, Michael Barr, the Vice Chair for Supervision of the Federal Reserve, stated his intention to recommend to the Federal Reserve Board that the Federal Reserve re-propose a rule to implement the Basel IV standards; however, the federal banking agencies to date have not agreed on the issuance of a re-proposal and, in consideration of the new Trump Administration and the expected changes in leadership of the agencies, including a new Vice Chair for Supervision of the Federal Reserve, the prospects and timing for further rulemaking on these matters are uncertain at this time. The impact of Basel IV on the Company will depend on the manner in which it is implemented by the federal banking regulators.

Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Company is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.

Dividend Limitations. The Company is a legal entity separate and distinct from the Bank. The primary source of the Company’s cash flow, including cash flow to pay dividends on the Company’s Common Stock, is generally the payment of dividends to the Company by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined are insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $1.8 million during the year ended December 31, 2024. For 2024, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.093% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35% of estimated insured deposits, which is increased from the previous ratio of 1.15%. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits, which the FDIC has established as a long-term goal. The FDIC adopted a plan to restore the fund to the 1.35% ratio by September 30, 2028 but did not change its assessment schedule.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is calculated as average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Banks with less than $10 billion in assets (such as the Bank) are assigned an individual rate based on a formula using financial data and CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) ratings. Beginning in June 2023, the initial base assessment rates range from 5 to 35 basis points. Adjustments are made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 32 basis points of an institution’s average total assets minus average tangible equity. The FDIC also provides for an assessment system for large depository institutions with over $10 billion in assets.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2024, the Bank was in compliance with this requirement.

At December 31, 2024, the Company owned $6.5 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”). The FHLBI stock entitles the Company to dividends from the FHLBI. The Company recognized dividend income of approximately $408 thousand in 2024. At December 31, 2024, the Company’s excess borrowing capacity based on collateral from the FHLBI was $461 million. Generally, the loan terms from the FHLBI are better than the terms the Company can receive from other sources making it cheaper to borrow money from the FHLBI.

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain reserves against its transaction accounts (primarily checking accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank’s cost of funds. The Bank is in compliance with its reserve requirements.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application for a merger or acquisition. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The final rule significantly expands the assessment area that financial institutions must consider when evaluating their lending practices by including areas associated with mobile and online banking and includes new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- or moderate-income communities.

On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule. The injunction extends the effective date of April 1, 2024, and all other implementation dates, on a day-for-day basis until the injunction is lifted. While the federal banking agencies are appealing the district court’s decision, to date the injunction remains in effect and implementation of the final rule is delayed indefinitely. Compliance with the majority of the final rule's provisions otherwise would not have been required until January 1, 2026 and the data reporting requirements of the final rule would not have taken effect until January 1, 2027.

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act ("Gramm-Leach"), bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the CRA. As previously discussed, the Company has elected to become a financial holding company under Gramm-Leach.

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

The Company does not disclose any nonpublic information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.

Cybersecurity Guidelines. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. The federal banking agencies also have issued a rule imposing cybersecurity notification requirements for banking organizations and their service providers. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined under the final rules. Additional standards and/or regulations may be adopted or implemented by federal and state banking agencies in the future which may be applicable to community banking organizations such as the Company.

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet- based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2024, the Company did not discover any material cybersecurity incidents.

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

Moreover, the Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the CFPB has published several final regulations impacting the mortgage industry, including rules related to ability-to- pay, mortgage servicing, and mortgage loan originator compensation. The ability-to-repay rule makes lenders liable if they fail to assess ability to repay under a prescribed test, but also creates a safe harbor for so-called “qualified mortgages.” Failure to comply with the ability-to-repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, also was modified by the Dodd-Frank Act and requires a case- by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Mortgage Reform and Anti-Predatory Lending. Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre- payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

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

Federal Securities Law and Nasdaq Listing. The shares of Common Stock of the Company have been registered with the SEC under the Exchange Act. The Company is subject to the periodic reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules of the SEC promulgated there under. If the Company has fewer than 1,200 record shareholders, it may deregister its shares under the Exchange Act and cease to be subject to the foregoing requirements.

Shares of the Company’s Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Under the Dodd-Frank Act, the Company is required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments in connection with mergers and acquisitions. These votes are non-binding and advisory. At least once every six years, the Company must also permit shareholders to determine on an advisory basis whether such votes should be held every one, two, or three years.

Shares of the Company’s Common Stock are listed on the Nasdaq Capital Market under the trading symbol “FNWD,” and the Company is subject to the rules of the Nasdaq for listed companies.

Federal Reserve Monetary Policies. The Company’s earnings and growth, as well as the earnings and growth of the banking industry in general, are affected by the monetary and credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These instruments are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant impact on the operating results of financial institutions in the past and are expected to continue to have effects in the future.

In view of continually changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the FRB, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on the Company’s business and earnings or on the financial condition of the Company’s various customers.

Artificial Intelligence. State and federal regulatory agencies have begun adopting rules and guidelines regarding the use of artificial intelligence (“AI”) technologies in connection with the provision of financial services. For example, the CFPB and other federal bank regulatory agencies have provided guidance that creditors may be subject to adverse action notice requirements under the Equal Credit Opportunity Act even if they rely on algorithmic underwriting models. Additionally, the California Privacy Protection Agency is currently in the process of finalizing regulations regarding the use of automated decision making. California also enacted new laws that further regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI, and other states have also passed AI-focused legislation. In addition, the New York State Department of Financial Services issued an industry letter on combating cybersecurity risks associated with AI. Additionally, on January 23, 2025, President Trump issued an executive order aimed at reducing barriers to AI innovation in the U.S. economy. The executive order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes an AI-related executive order issued in 2023 by President Biden, as well as all corresponding policies, regulations, orders, directives, and other actions taken in response to such order.

Other Future Legislation and Change in Regulations. Various other legislation, including proposals to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced. This legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of the Company or the Bank.

Federal Taxation

For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting. The Company and the Bank file a consolidated federal income tax return for each fiscal year ending December 31.

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate on “adjusted gross income,” subject to scheduled decreases as described herein. For 2024, this rate was 4.9%. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of the FIT begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended (the “Code”) and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes

At December 31, 2024, the Company has consolidated total deferred tax assets of $36.5 million and consolidated total deferred tax liabilities of $6.9 million, resulting in a consolidated net deferred tax asset of $29.5 million.

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

Risks Related to Our Business

As a financial institution, the Company is subject to a number of risks relating to its daily business.

As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:

●	Credit Risk – the risk that loan customers or other parties will be unable to perform their contractual repayment obligations.

●	Market Risk – the risk that changes in market rates and prices will adversely affect our financial condition and results of operations.

●	Liquidity Risk – the risk that the Company or the Bank will have insufficient cash or access to cash to meet its operating needs.

●	Operational Risk – the risk of financial and reputational loss resulting from fraud, inadequate or failed internal processes, cyber-security breaches, people and systems, or external events.

●	Economic Risk – the risk that the economy in our markets could decline, resulting in increased unemployment, decreased real estate values, and increased loan charge-offs.

●	Compliance Risk – the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably.

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

The Company is subject to liquidity risk in its operations, which could adversely affect the ability to fund various obligations.

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

Unrealized losses in the Company’s investment portfolio could affect liquidity.

As market interest rates increased during 2022 and continued into the early months of 2023, the Company experienced increased unrealized losses within its investment portfolio. The Company’s investment portfolio consists of federal funds, interest bearing balances in other financial institutions, U.S. government securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. All of the instruments held in the Company’s investment portfolio are designated as available-for-sale, and many of these instruments are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities, including U.S. Treasury notes and bonds and corporate and municipal bonds. As of December 31, 2024, the Company held approximately $214.7 million of municipal securities within the investment portfolio, which comprised approximately 64.4% of the portfolio, and approximately $109.3 million of collateralized mortgage obligations and residential mortgage-backed securities within the portfolio, which comprised approximately 32.8% of the portfolio. From December 31, 2023 to December 31, 2024, the investment portfolio experienced unrealized losses of approximately $9.0 million. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (Loss) (AOCI) on the Company’s balance sheet and reduces the Company’s book capital and tangible common equity ratio. However, unrealized losses do not affect the Company’s regulatory capital ratios.

Management continues to actively monitor the investment portfolio and may sell securities from the portfolio before maturity in order to take advantage of restructuring opportunities. That said, it is unlikely the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. However, the Company’s access to liquidity sources could be affected by unrealized losses if securities within the investment portfolio must be sold at a loss or tangible capital ratios decline from an increase in unrealized losses or realized credit losses.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2024, $712.7 million, or 47.3% of the Bank’s total loans receivable had fixed interest rates. The Bank offers adjustable rate mortgage (ARM) loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

Higher loan losses could require the Company to increase its allowance for credit losses through a charge to earnings.

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

Commercial business lending may expose the Company to increased lending risks.

At December 31, 2024, the Bank’s commercial business loan portfolio amounted to $104.2 million, or 6.9% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2024, the Bank’s commercial real estate loan portfolio amounted to $551.7 million, or 36.6% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.

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

Any significant impairment of our eligibility with any of the Agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to- time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

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

The Bank relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As our reliance on technology systems increases, the potential risks of technology-related operation interruptions in our customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents also increases. Cyber incidents can result from deliberate attacks or unintentional events including (i) unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) denial-of- service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incident, or a deficiency in the cyber security of our technology systems (internal or outsourced) could negatively impact our financial condition or results of operations.

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

As of December 31, 2024, we had $24.3 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 5, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

Damage to our reputation could damage our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, compliance failures, litigation, regulatory outcomes, or governmental investigations. In addition, a failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation, privacy breach, and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs, and harm to our reputation. Adverse publicity about the Company, whether or not true, may result in harm to our existing business, customer relationships and prospects. Should any events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

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

As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of our debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. To the extent we were to issue additional shares of common stock in any such transaction, our current shareholders would be diluted and such an issuance may have the effect of decreasing our stock price, perhaps significantly. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations. In addition, merger and acquisition costs incurred by the Company may temporarily increase operating expenses.

The Company and Bank are subject to extensive regulation and oversight, including with respect to the Order and MOU.

On November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and DFI, consenting to the issuance of a consent order (the “Order”) relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices or violations of law or regulation relating to its BSA compliance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Developments Regarding the Company and the Bank” below for certain disclosures regarding the Order and MOU. The Order has resulted and is expected to continue to result in additional non-interest BSA compliance expenses for the Bank and the Company. It also may have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company. Our failure to comply with the Order or MOU may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

Regulatory changes to diversity, equity, and inclusion (“DEI”) and environmental, social, and governance (“ESG”) practices may adversely impact our reputation, compliance costs, and business operations.

In light of the recent executive order titled “Ending Illegal Discrimination and Restoring Merit-Based Opportunity” which revokes previous mandates promoting DEI and directs federal agencies to combat “illegal DEI” practices in the private sector, many companies, including the Company, must reassess their ESG strategies to ensure compliance with the evolving regulatory environment. The order signals a shift in federal oversight and enforcement priorities, potentially affecting internal policies, hiring practices, supplier diversity programs, and corporate governance frameworks.

The executive order rescinds prior directives, such as Executive Order 11246, which required affirmative action and non-discriminatory practices by federal contractors. As a result, federal agencies may reevaluate existing contracts, scrutinize hiring and promotion policies, and take enforcement actions against companies perceived to be engaging in practices that do not align with the revised federal standards. Additionally, new guidance or rulemaking stemming from the executive order could impose restrictions on voluntary DEI initiatives, training programs, or supplier diversity efforts. These developments may necessitate changes to our internal policies, reporting obligations, and public disclosures, creating operational and compliance challenges.

Failure to align our DEI and ESG efforts with the current legal framework could result in reputational damage, legal challenges, and adverse impacts on our operations. Government investigations, enforcement actions, or private litigation challenging our DEI- and ESG-related policies could lead to financial penalties, increased legal costs, and potential restrictions on our ability to engage in government contracting. Moreover, various private third-party organizations continue to evaluate companies based on ESG and DEI practices. Unfavorable ratings from these entities could influence investor decisions, limit access to capital, and generate negative sentiment among stakeholders.

While the executive order aims to eliminate specific DEI programs, investors, customers, and other stakeholders may still expect transparency and commitment to broader ESG goals, including workforce diversity, community engagement, and responsible corporate governance. Companies that scale back DEI initiatives to comply with federal mandates may face backlash from institutional investors, advocacy groups, and employees who view such actions as a retreat from social responsibility commitments. Additionally, inconsistencies between federal and state-level DEI policies may create further complexities, as certain states continue to mandate affirmative action or corporate diversity disclosures. Moreover, the rapid pace of change in legal frameworks, regulatory guidance, and enforcement priorities resulting from the recent Presidential transition yields considerably increased uncertainty and compounds the difficulty of establishing and maintaining compliance.

Adapting to the recent regulatory changes is crucial to maintaining our reputation, ensuring operational continuity, and meeting stakeholder expectations in the evolving ESG landscape. Noncompliance or perceived noncompliance with the executive order and related regulatory guidance could expose us to increased regulatory scrutiny, litigation risks, and limitations on business opportunities. At the same time, misalignment with investor and stakeholder expectations regarding ESG and DEI commitments could impair our brand value, reduce employee engagement and retention, and negatively impact our stock performance. Given these factors, we must carefully assess and adjust our policies, disclosures, and risk mitigation strategies to navigate the shifting legal and business environment effectively.

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

In the recent past, our market area, the suburban metropolitan Chicagoland market, the states of Indiana and Illinois, and the U.S. as a whole experienced mixed economic conditions. While overall economic growth was favorable and unemployment rates remained low compared to past economic cycles, the aggregate effects of inflation experienced from 2021 to 2023 coupled with continued elevated interest rate levels negatively impacted many sectors of the economy.

While economic conditions have remained relatively stable in spite of these headwinds, significant challenges remain, including the continued aggregate effect of inflation levels experienced in recent years and uncertainty related to government spending levels and federal budget deficits, as well as the potential effect of changes in trade policy and tariffs under the new Trump administration. As a result, there can be no assurance that economic conditions will continue on their current course. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

The banking and financial services business in our market areas is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, neo-banks (a digital or mobile-only bank that exists without any physical bank branches), and other non- bank financial and digital service providers, many of which have greater financial, marketing, and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo-banks, non-banks, and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by community banks and often at lower costs. The wide acceptance of Internet- based commerce has resulted in a number of alternative payment processing systems, deposit, and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.

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

The Company also is experiencing an increase in competition to acquire other banks, due to the overall strength of financial institutions and their high capital levels. In addition, credit unions and FinTech companies are now actively pursuing small bank acquisitions. Increased competition for bank acquisitions may slow the Company’s ability to grow earning assets at comparable historical growth rates.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision, and examination by the FRB, IDFI, and FDIC, our primary regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, requirements that we take remedial action, the classification of our assets and the determination of the level of our Allowance for credit losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on our operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings. In addition, failures of other financial institutions, including regional and community banks, could decrease customer confidence in the banking industry as a whole and community banks in particular. Reduced confidence in the financial institutions sector could result in customer disintermediation and the loss of deposit and borrowing relationships, among other effects, which could result in a material adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Common Stock

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this prospectus and is subject to the same market forces that affect the price of common stock in any public company. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

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

Although our common stock is listed on the Nasdaq Capital Market, our stock price constantly changes, and we expect our stock price to continue to fluctuate in the future. Our stock price is impacted by a variety of factors, some of which are beyond our control. These factors include:

●	variations in our operating results or the quality of our assets;

●	operating results that vary from the expectations of management, securities analysts, and investors;

●	increases in loan losses, non-performing loans, and other real estate owned;

●	changes in the U.S. corporate tax rates;

●	changes in expectations as to our future financial performance;

●	announcements of new products, strategic developments, new technology, acquisitions, and other material events by us or our competitors;

●	ability to fund the Company’s assets through core deposits and/or wholesale funding;

●	the operating and securities price performance of other companies that investors believe are comparable to us;

●	actual or anticipated sales of our equity or equity-related securities;

●	our past and future dividend practices;

●	our creditworthiness;

●	interest rates;

●	the credit, mortgage, and housing markets, and the markets for securities relating to mortgages or housing;

●	developments with respect to financial institutions generally; and

●	economic, financial, geopolitical, regulatory, congressional, or judicial events that affect us or the financial markets.

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

The trading volume in the Company’s common stock is less than that of other larger financial institutions.

Although the Company’s common stock is listed on the Nasdaq Capital Market, the trading volume in the common stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. During any period of lower trading volume of the Company’s common stock, significant sales of shares of the Company’s common stock, or the expectation of these sales, could cause the Company’s common stock price to fall.

The Company’s Articles of Incorporation, Indiana law, and certain banking laws may have an anti-takeover effect.

Provisions of the Company’s Articles of Incorporation, the Indiana Business Corporation Law, and the federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial by the Company’s shareholders. The combination of these provisions could have the effect of inhibiting a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

The Company may issue additional securities, which could dilute the ownership percentage of holders of the Company’s common stock.

The Company may issue additional securities to, among other reasons, raise additional capital or finance acquisitions, and, if it does, the ownership percentage of holders of the Company’s common stock could be diluted potentially materially.

We may not be able to pay dividends in the future in accordance with past practice.

The Company has traditionally paid a quarterly dividend to common shareholders. The payment of dividends is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on our earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s board of directors. The board may, at its discretion, reduce or eliminate dividends or change its dividend policy in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company recognizes the importance of maintaining a cybersecurity risk management system designed to reduce the risks that cybersecurity threats pose to financial institutions. As such, the Company has adopted proactive and defensive safeguards intended to better protect the Company’s information assets and supporting infrastructures from technology-related attacks. The Company’s Board of Directors and management oversee its information security and cybersecurity risk management programs. As further discussed below, the Company has established various programs, policies and procedures which are designed to proactively protect information assets. However, not all incidents can be prevented. As a result, the Company has also established a policy and cybersecurity incident response plan governing how to respond to security incidents, with the objective of minimizing any potential impacts. As of December 31, 2024, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Peoples Bank, including its business strategies, results of operations or financial condition.

Risk Assessment and Management

The Company maintains a variety of programs and policies to support the management of cybersecurity risk within the organization with a focus on prevention, detection and response processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology as well as various other regulatory requirements and industry-specific standards. The Company also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

The Company’s Information Technology (“IT”) team along with a Virtual Chief Information Security Officer (“vCISO”) provider has the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. The Company’s vCISO, as part of the Company’s Risk Management division, provides independent risk management oversight to the IT team. In addition to the Board oversight discussed below, the Company’s Internal Audit function independently oversees, reviews and validates these activities and reports to the Board of Directors on the effectiveness of governance, risk management and internal controls.

The Company has established an Enterprise Risk Management Framework which informs the Company’s risk management programs. As part of this framework, the vCISO maintains the Company’s Cybersecurity Risk Management Program, which is designed to identify, assess, manage, monitor and report cybersecurity risks as part of the Company’s independent risk management function. The vCISO is responsible for defining the risk management practices set forth in the Cybersecurity Program.

In light of the complexity and evolving nature of the cybersecurity landscape, the Company periodically re-assesses the maturity of its cybersecurity programs, policies and procedures, including in some instances by engaging the assistance of external experts. The Company also conducts exercises to test its incident response plans and threat assessments, some of which also involve assistance from external consultants.

The Company also maintains a Third Party Risk Management Program to perform similar functions related to risks associated with the Company’s relationships with third parties. This assists the Company in its management of its relationships with third parties, which includes considerations for identifying, analyzing and monitoring the cybersecurity risks that third parties may present to Peoples Bank. The Company also maintains a third-party incident response program to govern its response in the event of third-party cybersecurity events.

Board of Directors Oversight

The Risk Management and Compliance Committee of the Company’s Board of Directors takes primary responsibility for overseeing the Company’s information security programs at the Board level. The Risk Management and Compliance Committee’s primary purpose is to assist the Board of Directors in its oversight of plans and operations related to information technology, cybersecurity, data privacy and third-party technology strategy.

The Company’s Risk Management and Compliance Committee of the Board of Directors oversees the Company’s Enterprise Risk Management Framework and policies, including oversight of risks related to information security. The Risk Management and Compliance Committee receives periodic reports from the Enterprise Risk Management Committee.

The full Board of Directors receives reports from the Risk Management and Compliance Committee about the Company’s cybersecurity programs as a result of the above-described oversight. In the event of a material cybersecurity incident, the Company’s incident response procedures include notifications to the Risk Management and Compliance Committee and full Board of Directors, when appropriate and necessary.

Management Oversight

The Company’s Enterprise Risk Management Committee (“ERM”) is a management committee that reviews and discusses critical information security risks that impact the Company, identifies solutions to address these risks and has oversight of the Company’s information technology and information security policies. The ERM Committee provides cybersecurity reports periodically to the Risk Management Committee and is comprised of the Company’s vCISO, information technology and enterprise risk management leaders, including the Virtual Chief Information Security Officer (“vCISO”), Chief Information Officer, and Chief Risk Officer. The ERM Committee’s membership enables the ERM Committee to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, if any, in accordance with the Company’s incident response plans.

The Company’s vCISO is responsible for information security policies and the coordination of information security efforts across the organization. The vCISO has over 10 years of experience in various information security roles, including working with banking, healthcare, and manufacturing organizations. Prior to his current role, the vCISO served in both network security and IT audit roles, conducting services for banks of various sizes and complexities. The vCISO maintains their Certified Information Security Manager (CISM), Certified Banking Security Manager (CBSM), Certified Banking Security Technology Professional (CBSTP), and Certified Banking Cybersecurity Manager (CBCM) certifications and received his Bachelor of Science in Network Security and Administration. The Company’s vCISO reports to the Chief Risk Officer. The vCISO also reports directly to the ERM Committee.

The vCISO remains informed about developments in cybersecurity, including potential threats and emerging risk management techniques, reporting such information to the Chief Information Officer and ERM Committee periodically. The vCISO advises on processes for the regular monitoring of information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the IT team is equipped with a well-defined incident response plan. This plan includes immediate actions designed to mitigate the impact of any incident, and long-term strategies for remediation and prevention of future incidents.

Item 2. Properties

The Company maintains its corporate office at 9204 Columbia Avenue, Munster, Indiana, from which it oversees the operation of the Bank’s 26 banking locations. The Company owns 100% of its single corporate office property location.

As of December 31, 2024, the Bank operated 14 branches in Northwest Indiana, with 13 of the branches located in Lake County and 1 branch located in Porter County, Indiana, and 12 branches located in Cook County, Illinois. The Bank owns 20 of its branch properties and leases 6 of its branch properties under the terms of long-term leases with a third-party. All of the Bank’s branches are equipped with automated teller machines and have drive-through facilities. The net book value of the Bank’s property, premises and equipment totaled $47.3 million at December 31, 2024, including $16.7 million right of use asset balance associated with the Company's 2024 sale-leaseback transaction.

On February 22, 2024, the Bank closed its previously announced sale-leaseback transaction with MountainSeed Real Estate Services, LLC (the “Buyer”), pursuant to which the Bank sold to the Buyer five properties owned and operated as branch locations (the “Properties”) for an aggregate purchase price of $17.2 million, including customary closing adjustments. Under the Sale Agreement, the Bank also entered into triple net lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Company.

The Bank outsources its core processing activities to Fidelity National Information Services, Inc., or FIS Corporation located in Jacksonville, Florida. FIS provides real time services for loans, deposits, retail delivery systems, card solutions, digital banking, and wealth management.

Item 3. Legal Proceedings

The Company and its subsidiaries, from time to time, are involved in legal proceedings in the ordinary course of business against its debtors and are defendants in legal actions arising from normal business activities. Management, after consultation with legal counsel believes that the ultimate liabilities, if any, resulting from these actions will not have a material adverse effect on the financial position of the Bank or on the consolidated financial position of the Company.

Item 4. Mine Safety Disclosures

Not applicable

Item 4.5 Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders:

The executive officers of the Company are as follows:

Executive Officer	Age at December 31, 2024	Position
Benjamin J. Bochnowski	44	President, Chief Executive Officer of Finward Bancorp, Chief Executive Officer of Peoples Bank
Robert T. Lowry	63	Executive Vice President, Chief Operating Officer
Todd M. Scheub	57	Executive President, Chief Revenue Officer of Finward Bancorp, President of Peoples Bank
Benjamin L. Schmitt	44	Executive Vice President, Chief Financial Officer, and Treasurer

The following is a description of the principal occupation and employment of the executive officers of the Company during at least the past five years:

Benjamin J. Bochnowski currently serves as President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Bochnowski joined the Company in 2010, became Executive Vice President and Chief Operating Officer of the Company in 2013, and was promoted to President and Chief Operating Officer in 2015. He became the Chief Executive Officer in 2016. He was appointed to the Board of the Indiana Department of Financial Institutions by the Governor of Indiana in 2019. He served as the Chairman of the Indiana Bankers Association in 2024. He also serves on the Board of Directors of One Region, a non-profit business organization focused on population growth, and Allies for Community Business, a community-based micro-lending fund serving Chicago and the surrounding metropolitan area.

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Company and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, commercial credit, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Treasurer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (inactive) and a Chartered Global Management Accountant. Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana and is a past board chairman and chair of the executive committee. In addition, Mr. Lowry volunteered for the IRS Volunteer Income Tax Assistance (VITA) program. He is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society.

Todd M. Scheub is Executive Vice President, Chief Revenue Officer of the Company and President of the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee and the Executive Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

Benjamin L. Schmitt is Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank. Mr. Schmitt joined the Company and Bank in 2024. He previously served as President of Rally Consulting LLC from August 2023 to February 2024, where he advised on special projects and managed strategic efforts of commercial and community banking clients. Prior to that, Mr. Schmitt served as Managing Director within the financial services investment banking group at Piper Sandler Companies from January 2020 to June 2023, where he advised banking clients on capital raising, merger and acquisition transactions, and other strategic advisory assignments. Previously, he worked at Sandler O’Neill & Partners, L.P. in a similar capacity serving banking clients, as Director from January 2013 to January 2020, and held other investment banking advisory positions at Sandler O’Neill from September 2004 to December 2012. Mr. Schmitt began his career as an investment analyst from 2003 to 2004 at Mercer Investment Consulting. Mr. Schmitt received his Bachelor of Business Administration degree in Finance with Honors from the University of Iowa Tippie College of Business.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the Nasdaq Capital Market under the symbol “FNWD.” As of December 31, 2024, the Company had 4,313,698 shares of common stock outstanding and 519 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms.

On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program is reviewed annually by the Board of Directors. No shares were repurchased during the year ended December 31, 2024 under the stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program (2)
January 1, 2024 – January 31, 2024	-	N/A	-	48,828
February 1, 2024 – February 28, 2024	-	N/A	-	48,828
March 1, 2024 – March 31, 2024	2,816	$24.11	-	48,828
April 1, 2024 – April 30, 2024	-	N/A	-	48,828
May 1, 2024 – May 31, 2024	76	$24.48	-	48,828
June 1, 2024 – June 30, 2024	472	$24.55	-	48,828
July 1, 2024 – July 31, 2024	-	N/A	-	48,828
August 1, 2024 – August 31, 2024	-	N/A	-	48,828
September 1, 2024 – September 30, 2024	-	N/A	-	48,828
October 1, 2024 –October 31, 2024	-	N/A	-	48,828
November 1, 2024 – November 30, 2024	121	$31.00	-	48,828
December 1, 2024 – December 31, 2024	-	N/A	-	48,828

(1)    The number of shares above consist of shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s 2015 Stock Option and Incentive Plan. For the year ended December 31, 2024, 3,485 shares were reacquired at an average per share price of $24.42 pursuant to these tax withholding transactions.

(2) The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's earnings are dependent upon the earnings of the Bank. The Bank's earnings are primarily dependent upon net interest margin. The net interest margin is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings stated as a percentage of average interest earning assets. The net interest margin is perhaps the clearest indicator of a financial institution's ability to generate core earnings. Fees and service charges, wealth management operations income, gains and losses from the sale of assets, provisions for credit losses, income taxes and operating expenses also affect the Company's profitability.

A summary of the Company’s significant accounting policies are detailed in Note 1 to the Company’s consolidated financial statements included in this report. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the Allowance for credit losses are particularly susceptible to material change in the near term.

At December 31, 2024, the Company had total assets of $2.1 billion and total deposits of $1.8 billion. The Company's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) that is administered by the Federal Deposit Insurance Corporation (FDIC), an agency of the federal government. At December 31, 2024, stockholders' equity totaled $151.4 million, with book value per share at $35.10. Net income for 2024 was $12.1 million, or $2.84 diluted earnings per common share. The return on average assets was 0.58%, while the return on average stockholders’ equity was 8.06%.

Regulatory Developments Regarding the Company and the Bank

Consent Order

On November 7, 2023, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”) with the FDIC and the Indiana Department of Financial Institutions (“DFI”), consenting to the issuance of a consent order (the “Order”) relating to the Bank’s compliance with the Bank Secrecy Act and its implementing regulations (collectively, the “BSA”). In consenting to the issuance of the Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices or violations of law or regulation relating to its BSA compliance. The Order is based on findings of the FDIC and DFI during their joint examination commencing in February 2023 (the “Examination”). Since the completion of the Examination, the board of directors and management of the Company and the Bank have aggressively taken an active role in working to address the findings contained in the Examination and have proactively taken steps to comply with the requirements of the Order prior to its effectiveness, as further discussed below.

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

Numerous actions have been taken to date by the Bank to strengthen its BSA and anti-money laundering compliance practices, policies, procedures, and controls. In this regard, the Bank began developing corrective actions prior to the entry of the Order and expects that it will be able to undertake and implement all required actions within the time periods specified in the Order. These actions include, without limitation, the formation of a Risk Management and Compliance Committee of the board of directors, consisting solely of independent directors, to assist the board in overseeing compliance efforts; enhancing the Bank’s risk management and compliance programs through restructuring reporting lines; improving technology and increasing BSA compliance staff, including hiring senior personnel; making additional investments into processes and system upgrades to strengthen anti-money laundering controls; enhancing education and training of the Bank’s employees responsible for BSA and anti-money laundering compliance; conducting a look-back review of accounts and transaction activity to identify and properly report suspicious activity; and appointing a new Senior Vice President, General Counsel, Corporate Secretary, and Chief Risk Officer of the Company and the Bank with oversight responsibility over the Bank’s enhanced risk management infrastructure, including BSA compliance.

The Bank has incurred and will continue to incur additional non-interest expenses associated with the implementation of the corrective actions set forth in the Order. However, these expenses are not expected to have a material impact on the results of operations or financial condition of the Company or the Bank.

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

Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Company’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or the Bank’s ability or plans to expand and engage in business combinations.

Financial Condition

During the year ended December 31, 2024, total assets decreased by $47.6 million (2.3%), to $2.1 billion, with interest-earning assets decreasing by $55.8 million (2.9%). At December 31, 2024, interest-earning assets totaled $2.0 billion and represented 92.3% of total assets. Loans totaled $1.5 billion and represented 79.3% of interest-earning assets, 73.2% of total assets and 85.7% of total deposits. The loan portfolio, which is the Company’s largest asset, is a significant source of both interest and fee income.

	December 31,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Loans	Balance	% Loans

Residential real estate	$467,293	31.0%	$484,948	32.1%
Home equity	49,758	3.3	46,599	3.1
Commercial real estate	551,674	36.6	503,202	33.4
Construction and land development	82,874	5.5	115,227	7.6
Multifamily	212,455	14.1	219,917	14.6
Commercial business	104,246	6.9	97,386	6.5
Consumer	551	-	610	-
Manufactured Homes	26,708	1.8	30,845	2.0
Government	11,024	0.7	10,021	0.7
Gross loans receivable	1,506,583	100.0%	1,508,755	100.0%
Plus:
Net deferred loans origination costs	2,439		3,705
Loan clearing funds	(46)		135
Loans receivable, net of deferred fees and costs	$1,508,976		$1,512,595

Adjustable rate loans / loans receivable	$793,920	52.7%	$745,635	49.4%

Our total commercial real estate portfolio (which is comprised of loans secured by office space, medical office space, and mixed-use retail/office space) totaled $551.7 million as of December 31, 2024, compared to $503.2 million as of December 31, 2023. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, and lower commercial real estate valuations, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 36.6% of the total loan portfolio at December 31, 2024 and 33.4% at December 31, 2023. A further breakdown of the composition of the commercial real estate loan portfolio as of December 31, 2024 and December 31, 2023 is shown in the table below:

Commercial Real Estate (CRE)*
(Dollars in thousands)	December 31, 2024			December 31, 2023
	# Loans	$ Amount	% of Total Net Loans	# Loans	$ Amount	% of Total Net Loans
CRE Owner Occupied (CRE OO)
Food Services & Drinking Places	65	$30,481	2.0%	67	$31,171	2.1%
Gasoline Stations & Fuel Dealers	28	28,957	1.9	34	28,346	1.9
Ambulatory Health Care Services	33	28,891	1.9	23	25,673	1.7
Repair and Maintenance	34	16,050	1.1	32	11,135	0.7
Specialty Trade Contractors	31	13,265	0.9	16	13,412	0.9
Merchant Wholesalers, Durable Goods	13	12,332	0.8	28	8,527	0.6
Personal and Laundry Services	31	10,673	0.7	32	11,352	0.8
Truck Transportation	12	10,350	0.7	30	11,461	0.8
Professional, Scientific, and Technical Services	26	10,266	0.7	10	10,499	0.7
Other	195	85,344	5.7	183	68,385	4.5
Total CRE Owner Occupied (CRE OO)	468	$246,609	16.4%	455	$219,961	14.6%

CRE Non Owner Occupied (CRE NOO)
Strip Centers - Lessors	165	$140,360	9.3%	157	$124,096	8.2%
Hotels	18	48,659	3.2	16	42,527	2.8
Industrial Properties - Lessors	60	43,581	2.9	54	41,208	2.7
Office Properties - Lessors	57	38,472	2.6	59	38,895	2.6
Special Use - Lessors	10	11,527	0.8	12	10,863	0.7
Big Box Retail - Lessors	2	8,201	0.5	2	8,538	0.6
MiniWarehouses - Lessors	17	8,011	0.5	16	7,934	0.5
Other	14	6,254	0.4	14	9,180	0.6
Total CRE Non Owner Occupied (CRE NOO)	343	$305,065	20.2%	330	$283,241	18.8%

Total Commercial Real Estate (OO & NOO)	811	$551,674	36.6%	785	$503,202	33.4%

Total Gross Loans		$1,506,583			$1,508,755

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

The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the year ended December 31, 2024, the Bank originated $36.8 million in new fixed rate mortgage loans for sale, compared to $38.0 million during the year ended December 31, 2023. During the year ended December 31, 2024, the Bank originated $27.4 million in new 1-4 family loans retained in its portfolio, compared to $41.6 million during the year ended December 31, 2023. These retained loans are primarily construction loans and adjustable-rate loans with a fixed-rate period of 7 years or less, and the Bank continues to sell longer-duration fixed rate mortgages into the secondary market. Net gains realized from the mortgage loan sales totaled $1.1 million for the year ended December 31, 2024, and 2023. At December 31, 2024, the Company had $1.3 million in loans that were classified as held for sale, compared to $340 thousand at December 31, 2023.

Non-performing loans include those loans that are 90 days or more past due and accruing and those loans that have been placed on non-accrual status. At December 31, 2024, all non-performing loans are also accounted for on a non-accrual basis, except for twenty-nine residential real estate loans totaling $8 thousand which represent loans serviced by third parties that remained accruing and more than 90 days past due.

The Bancorp's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2024	December 31, 2023
Residential real estate	$4,665	$2,824
Home equity	483	468
Commercial real estate	1,280	1,545
Construction and land development	658	-
Multifamily	3,362	3,715
Commercial business	3,290	2,897
Consumer	-	2
Total	$13,738	$11,451
Nonperforming loans to total loans	0.91%	0.76%
Nonperforming loans to total assets	0.67%	0.54%

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2024 or December 31, 2023.

The Bancorp's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2024	December 31, 2023
Residential real estate	$4,754	$2,098
Home equity	490	479
Commercial real estate	1,598	2,544
Construction and land development	2,285	-
Multifamily	3,550	4,245
Commercial business	3,290	2,896
Consumer	-	2
Manufactured homes	54	-
Total	$16,021	$12,264

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Bancorp's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2024	December 31, 2023
Residential real estate	$4,291	$3,084
Home equity	459	168
Commercial real estate	8,008	7,434
Construction and land development	3,675	6,902
Multifamily	5,329	-
Commercial business	3,528	1,610
Total	$25,290	$19,198

A loan is considered collateral dependent when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased loans with evidence of credit quality deterioration since origination are considered purchased credit impaired. Expected future cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable (“accretable yield”). The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference and represents probable losses in the portfolio. In determining the acquisition date fair value of purchased credit impaired loans, and in subsequent accounting, the Company aggregates these purchased loans into pools of loans by common risk characteristics, such as credit risk rating and loan type. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses.

At times, the Company will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less than market rates, or materially extend the maturity date of a loan as part of a concession to a borrower experiencing financial difficulty. The valuation basis for these modified loans is based on the present value of expected future cash flows; unless consistent cash flows are not present, then the fair value of the collateral securing the loan is the basis for valuation.

The following table shows the amortized cost of loans at December 31, 2024, that were both experiencing financial difficulty and modified during the year ended December 31, 2024, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$528	$1,115	$-	$-	0.35%
Home Equity	41	-	-	-	0.01%
Total	$569	$1,115	$-	$-	0.11%

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such modified loans is presented below.

	For the year ended December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$545	$570	$-	$528
Home Equity	-	-	-	41
Total	$545	$570	$-	$569

	For the year ended December 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

The borrowers with term extensions have had their maturity dates extended and as a result their monthly payments were reduced.

For the year ended December 31, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extention	Payment delay
Residential Real Estate	$-	-%	7 months	6 months

For the year ended December 31, 2023
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extention	Payment delay
Residential Real Estate	$-	-%	89 months	-

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

At December 31, 2024, management is of the opinion that there are no loans, except certain of those discussed above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due, non-accrual or a troubled loan modification. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is appropriate to provide coverage for current expected credit losses in the loan and lease portfolio. The allowance for credit losses is increased by the provision for credit losses and is decreased by charge-offs, net of recoveries on prior charge-offs. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Company’s current credit risk within the loan portfolio and identifies the required allowance for credit losses given the current risk estimates.

The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.9 million and $3.5 million as of December 31, 2024, and 2023, respectively, and is included in net deferred loan origination cost.

The Bancorp's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	December 31, 2024	December 31, 2023

Allowance for credit losses	$16,911	$18,768
Total loans	$1,508,976	$1,512,595
Non-performing loans	$13,738	$11,451
ACL-to-total loans	1.12%	1.24%
ACL-to-non-performing loans (coverage ratio)	123.1%	163.9%

The December 31, 2024, balance in the ACL account is considered adequate by management after evaluation of the loan portfolio, past experience and current economic and market conditions. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge offs that occur. The allocation of the ACL reflects performance and growth trends within the various loan categories, as well as consideration of the facts and circumstances that affect the repayment of individual loans, and loans which have been pooled as of the evaluation date, with particular attention given to non-performing loans and loans which have been classified as substandard, doubtful or loss. Management has allocated reserves to both performing and non-performing loans based on current information available.

During 2024, net sales of foreclosed real estate totaled $72 thousand and net gain from the 2024 sales totaled $1 thousand.

The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities and corporate securities. The securities portfolio totaled $333.6 million at December 31, 2024, compared to $371.4 million at December 31, 2023, an decrease of $37.8 thousand or 10.2%. The decrease is attributable to increased unrealized losses within the portfolio and a sale of $15.1 million in securities during the quarter ended March 31, 2024. At December 31, 2024, the securities portfolio represented 17.5% of interest-earning assets and 16.2% of total assets compared to 19.0% of interest-earning assets and 17.6% of total assets at December 31, 2023.

As of December 31, 2024, the Company’s two investments in collateralized debt obligations were in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities on non-accrual status. At December 31, 2024, the cost basis of the two collateralized debt obligations on non-accrual status totaled $2.2 million.

The carrying value of the Company’s investment portfolio and other short-term investments and stock balances at December 31, 2024 and 2023 were as follows:

	December 31,		December 31,
(Dollars in thousands)	2024		2023
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$8,061	2.4%	$7,883	2.1%
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	32.8	123,464	33.2
Municipal securities	214,749	64.4	238,670	64.3
Collateralized debt obligations	1,419	0.4	1,357	0.4
Total securities available-for-sale	$333,554	100.0%	$371,374	100.0%

			YTD
(Dollars in thousands)	December 31,	December 31,	Change
	2024	2023	$	%

Interest bearing deposits in other financial institutions	$52,047	$67,647	$(15,600)	-23.1%
Fed funds sold	654	419	235	56.1%
Federal Home Loan Bank stock	6,547	6,547	-	-

The net decrease in interest bearing deposits in other financial institutions is primarily the result of the timing of investments in interest earning assets relative to the inflow and outflow of deposits, repurchase agreements and borrowed funds.

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Company’s end-of-period deposit portfolio balances were as follows:

			YTD
(Dollars in thousands)	December 31,	December 31,	Change
	2024	2023	$	%

Checking	$591,487	$653,529	$(62,042)	-9.5%
Savings	275,121	302,782	(27,661)	-9.1
Money market	333,705	324,993	8,712	2.7
Certificates of deposit	560,253	532,117	28,136	5.3
Total deposits	$1,760,566	$1,813,421	$(52,855)	-2.9%

On December 31, 2024, balances for certificates of deposit totaled $560.3 million, compared to $532.1 million on December 31, 2023, an increase of $28.1 million or 5.3%. The decrease in core deposits and increase in certificate of deposit balances is generally related to customer preferences for higher yielding deposits.

The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

	December 31,	December 31,	YTD
(Dollars in thousands)	2024	2023	Change
	Balance	Balance	$	%

Repurchase agreements	$40,116	$38,124	$1,992	5.2%
Borrowed funds	65,000	80,000	(15,000)	-18.8
Total borrowed funds	$105,116	$118,124	$(13,008)	-11.0%

Repurchase agreements increased as part of normal account fluctuations within that product line. Borrowed funds decreased due to cyclical inflows and outflows of interest-earning assets and interest-bearing liabilities.

Liquidity and Capital Resources

For the Company, liquidity management refers to the ability to generate sufficient cash to fund current loan demand, meet deposit withdrawals, and pay dividends and operating expenses. Because profit and liquidity are often conflicting objectives, management attempts to maximize the Bank’s net interest margin by making adequate, but not excessive, liquidity provisions. Furthermore, funds are managed so that future profits will not be significantly impacted as funding costs increase.

Changes in the liquidity position result from operating, investing and financing activities. Cash flows from operating activities are generally the cash effects of transactions and other events that enter into the determination of net income. The primary investing activities include loan originations, loan repayments, investments in interest bearing balances in financial institutions, and the purchase, sale, and maturity of investment securities. Financing activities focus almost entirely on the generation of customer deposits. In addition, the Company utilizes borrowings (i.e., repurchase agreements, FHLB advances and federal funds purchased) as a source of funds.

During 2024, cash and cash equivalents decreased $15.4 million compared to an increase of $54.7 million for 2023. The primary sources of cash and cash equivalents were proceeds from the sale of loans originated for sale, proceeds from a real estate sale leaseback transaction, proceeds from the sale of securities, proceeds from the maturity and paydown of securities. The primary uses of cash and cash equivalents were the payment of dividends, change in deposits, repayment of borrowed funds, and loan originations. During 2024, net cash from operating activities totaled $10.0 million, compared to $24.2 million for 2023. Cash provided from operating activities was primarily a result of net income, sale of loans originated for sale, proceeds from a real estate sale leaseback transaction, and net change in other assets, accrued expenses, and other liabilities, offset by loans originated for sale and gain on sale of loans held-for-sale. Net cash inflows from investing activities totaled $42.8 million during 2024, compared to outflows of $15.0 million during 2023. Cash inflows from investing activities were primarily related to the net change in loans receivable and purchase of securities, offset against the proceeds from the sales and maturities of securities and certificates of deposit in other financial institutions. Net cash outflows from financing activities totaled $68.0 million in 2024, compared to net cash inflows of $15.5 million in 2023. The net cash flows from financing activities were primarily a result of net change in deposits, repayment of borrowed funds, proceeds from FHLB advances and the net change in repurchase agreements.

Management strongly believes that safety and soundness is enhanced by maintaining a high level of capital. Stockholders' equity totaled $151.4 million at December 31, 2024, compared to $147.3 million at December 31, 2023, an increase of $4.1 million (2.8%). The increase was primarily the result of net income of $12.1 million and a decrease in net unrealized losses on available for sale securities of $6.5 million and cash dividends of $2.1 million. At December 31, 2024, book value per share was $35.10 compared to $34.28 for 2023.

The following table shows that, at December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements set forth in 12 C.F.R. § 324.

Bank Level Capital					Minimum Required To Be
(Dollars in thousands)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 capital to adjusted average assets	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%

The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Company and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that the Bank was eligible to declare in 2024, without the need for qualifying for an exemption or prior DFI approval, was its 2024 net income. On December 20, 2024, the Board of Directors of the Company declared a fourth quarter dividend of $0.12 per share. The Company’s fourth quarter dividend was paid on February 3, 2025 to shareholders of record as of January 21, 2025.

Results of Operations –

Comparison of 2024 to 2023

Net income for 2024 was $12.1 million, compared to $8.4 million for 2023, an increase of $3.8 million (44.8%). The increase was primarily due to higher noninterest income, which was driven by a one-time gain on the sale-leaseback transaction and a one-time gain on tax credit investment and also a decrease in the provision expense for credit losses.  This earnings increase was offset by lower net interest income and higher non-interest expense. The earnings represent a return on average assets of 0.58% for 2024, compared to 0.40% for 2023. The return on average equity was 8.06% for 2024, compared to 6.28% for 2023.

Net interest income for 2024, was $48.4 million, a decrease of $6.1 million (11.2%) from $54.6 million for 2023. The decreased net interest margin is primarily the result of elevated short-term interest rates relative to long-term interest rates as part of the Federal Reserve’s response to high inflation and other factors. The compression seen earlier in 2024 has slowed and has begun to reverse in late 2024 due to the Federal Reserve’s actions to reduce Federal Funds rates by 100 basis points, which will reprice our interest-bearing liabilities at lower rates. The weighted-average yield on interest-earning assets was 4.67% for 2024, compared to 4.45% for 2023. The weighted-average cost of funds was 2.56% for 2024, compared to 1.96% for 2023. The impact of the 4.67% return on interest earning assets and the 2.56% cost of funds resulted in a net interest spread of 2.21% for 2024, compared to a net interest spread of 2.49% for 2023. During 2024, total interest income increased by $3.4 million (4.0%) while total interest expense increased by $9.5 million (30.4%). The net interest margin was 2.54% for 2024, compared to 2.83% for 2023. The Company’s tax equivalent net interest margin for 2024, was 2.68% compared to 2.98% for 2023. Comparing the net interest margin on a tax equivalent basis more accurately compares the returns on tax-exempt loans and securities to those on taxable interest-earning assets. The adjusted net interest income and tax-adjusted net interest margin measures recognize the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%.

The increase in interest earning asset income for the year ended December 31, 2024, compared to the year ended December 31, 2023, is primarily related to increased reinvestment rates in 2024 for loans, securities, and excess cash balances, as a result of the Federal Reserve’s elevated Federal Funds rate levels and increasing long term market rates throughout most of 2024. The increase in interest bearing liability expense is primarily the result of the Company adjusting deposit and repurchase agreement pricing to align with the current interest rate cycle, along with increased borrowing costs as a result of the Federal Reserve rate increases and long term market rates.

The following table shows the change in noninterest income for the year ending December 31, 2024, and December 31, 2023.

			YTD
(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2024 vs. 12/31/2023
	2024	2023	$ Change	% Change
Noninterest income:
Fees and service charges	5,312	6,024	(712)	-11.8%
Wealth management operations	2,855	2,484	371	14.9
Gain on tax credit investment	1,236	-	1,236	0.0
Gain on sale of loans held-for-sale, net	1,138	1,081	57	5.3
Loss on sale of securities, net	(531)	(48)	(483)	1006.3
Increase in cash value of bank owned life insurance	812	766	46	6.0
Gain on real estate	11,661	276	11,385	4125.0
Gain (Loss) on sale of foreclosed real estate	1	(13)	14	-107.7
Other	163	176	(13)	-7.4

Total noninterest income	22,647	10,746	11,901	110.7%

The decrease in fees and service charges is primarily the result of decreased FHA mortgage fees, debit card income, and swap fees earned resulting from the current economic and rate environment. The increase in wealth management operations is the result of higher fee income year over year due to customer base growth and market conditions. We expect demand for fixed rate mortgage loans held-for-sale in the secondary market to be lower as borrowing rates on loans remain elevated. The gain on sale of real estate in 2024 was the result of an announced sale leaseback transaction executed on February 22, 2024 involving five of the Bank’s branch locations. The gain on tax credit investment was the result of a long term, non-controlling interest in a partnership established to facilitate tax credit investments. The increase in total noninterest income in 2024 was primarily due to the gain on the sale-leaseback transaction and the gain on tax credit investment.

The following table shows the change in noninterest expense for the year ending December 31, 2024, and December 31, 2023.

			YTD
(Dollars in thousands, except per share data)	Year Ended December 31,		12/31/2024 vs. 12/31/2023
	2024	2023	$ Change	% Change

Noninterest expense:
Compensation and benefits	27,737	27,655	82	0.3%
Occupancy and equipment	8,250	6,382	1,868	29.3
Data processing	4,672	4,734	(62)	-1.3
Marketing	799	840	(41)	-4.9
Federal deposit insurance premiums	1,790	2,003	(213)	-10.6
Professional and outside services	5,405	4,279	1,126	26.3
Technology	2,243	1,654	589	35.6
Other	7,246	7,684	(438)	-5.7

Total noninterest expense	58,142	55,231	2,911	5.3%

The increase in noninterest expense is primarily the result of increased occupancy and equipment driven by the Bank’s sale leaseback transaction and professional and outside service expenses associated with BSA resolution and other ongoing improvements made to ongoing bank operations.

Income tax expense for the year ended December 31, 2024, totaled $1.3 million, compared to income tax benefit of $335 thousand for the year ended December 31, 2023, an increase of $1.7 million (495.5%). The combined effective federal and state tax rates for the Company was 9.85% for the year ended December 31, 2024, compared to (4.16%) for the year ended December 31, 2023. The Company's higher current effective tax rate is a result of higher earnings relative to tax preferred income.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are most important to the portrayal of the Company’s financial condition and that require management’s most difficult, subjective or complex judgments. The Company’s most critical accounting policies are summarized below. Other accounting policies, including those related to the fair values of financial instruments and the status of contingencies, are summarized in Note 1 to the Company’s consolidated financial statements.

Allowance for credit losses – The Company maintains an Allowance for credit losses (“ACL”) to absorb probable incurred credit losses that arise from the loan portfolio. The ACL is increased by the provision for credit losses, and decreased by charge-offs net of recoveries. The determination of the amounts of the ACL and provisions for loan losses is based upon management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability. The methodology used to determine the current year provision and the overall adequacy of the ACL includes a disciplined and consistently applied quarterly process that combines a review of the current position with a risk assessment worksheet. Factors that are taken into consideration in the analysis include an assessment of national and local economic trends, a review of current year loan portfolio growth and changes in portfolio mix, and an assessment of trends for loan delinquencies and loan charge-off activity. Particular attention is given to non-accruing loans and accruing loans past due 90 days or more, and loans that have been classified as substandard, doubtful, or loss. Changes in the provision are directionally consistent with changes in observable data.

Commercial and industrial, and commercial real estate loans that exhibit credit weaknesses and loans that have been classified as impaired are subject to an individual review. Where appropriate, ACL allocations are made to these loans based on management’s assessment of financial position, current cash flows, collateral values, financial strength of guarantors, industry trends, and economic conditions. ACL allocations for homogeneous loans, such as residential mortgage loans and consumer loans, are based on historical charge-off activity and current delinquency trends. Management has allocated general reserves to both performing and non- performing loans based on historical data and current information available.

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

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of December 31, 2024, the Company has identified interest rate risk as our primary source of market risk.

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

The Company’s Board of Directors establishes broad policy limits with respect to interest rate risk. As part of this policy, the asset liability committee of the Company, or ALCO, establishes specific operating guidelines within the parameters of the Board of Director’s policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

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

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic, political, and regulatory climates; can generate multiple differing behavior patterns by markets, borrowers, depositors, and other market participants; and can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Company’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Company’s overall asset/liability management process is to facilitate meaningful strategy development and implementation.

Therefore, we model a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios, the collective impact of which will enable the Company to clearly understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of December 31, 2024 (dollars in millions):

	EVE	%Change	NII	%Change
-400	$388	-8.8%	$62.4	1.4%
-300	$413	-3.0%	$62.2	0.9%
-200	$434	1.9%	$61.6	0.0%
-100	$438	2.9%	$61.4	-0.3%
Base	$425	0.0%	$61.6	0.0%
+100	$402	-5.5%	$61.4	-0.3%
+200	$362	-14.8%	$60.8	-1.3%
+300	$308	-27.5%	$59.3	-3.7%
+400	$252	-40.7%	$57.6	-6.6%

If interest rates across the yield curve were to uniformly decrease, this analysis suggests that the Bank may be positioned for relatively neutral to positive improvements in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase, this analysis suggests we would experience a reduction in net interest income over the next twelve months.

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

To the Stockholders, Board of Directors, and Audit Committee

Finward Bancorp

Munster, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Finward Bancorp (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company’s loan portfolio totaled $1.5 billion as of December 31, 2024, and the associated allowance for credit losses (“ACL”) on loans was $16.9 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company measures expected credit losses for loans on a collective pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, reasonable and supportable forecasts. Historical peer provides the basis for the estimation of expected credit losses. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

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

The primary procedures we performed related to this critical audit matter included:

●

Obtained an understanding and evaluated the design of controls over the Company’s process for establishing the qualitative adjustments used in the ACL, including the key assumptions used to develop the qualitative adjustments applied to the ACL

●	Evaluated the relevancy and reliability of key data and assumptions used to derive the qualitative factors, including considering the key data’s completeness and accuracy within the model
●	Evaluated the mathematical accuracy of the application of qualitative factors within the model.
●

Evaluated the reasonableness of the overall ACL amount, including the qualitative component, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company's measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana

March 31, 2025

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$17,883	$17,942
Interest bearing deposits in other financial institutions	52,047	67,647
Federal funds sold	654	419

Total cash and cash equivalents	70,584	86,008

Securities available-for-sale	333,554	371,374
Loans held-for-sale	1,253	340
Loans receivable, net of deferred fees and costs	1,508,976	1,512,595
Less: Allowance for credit losses	(16,911)	(18,768)
Net loans receivable	1,492,065	1,493,827
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,721	8,045
Premises and equipment	47,259	38,436
Foreclosed real estate	-	71
Cash value of bank owned life insurance	33,514	32,702
Goodwill	22,395	22,395
Other intangible assets	1,860	3,272
Other assets	43,947	45,262

Total assets	$2,060,699	$2,108,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$263,324	$295,594
Interest bearing	1,497,242	1,517,827
Total	1,760,566	1,813,421
Repurchase agreements	40,116	38,124
Borrowed funds	65,000	80,000
Accrued expenses and other liabilities	43,603	29,389

Total liabilities	1,909,285	1,960,934

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2024 - 4,313,698 December 31, 2023 - 4,298,773	-	-
Additional paid-in capital	70,034	69,555
Accumulated other comprehensive loss	(58,084)	(51,613)
Retained earnings	139,464	129,403

Total stockholders' equity	151,414	147,345

Total liabilities and stockholders' equity	$2,060,699	$2,108,279

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)	Year Ended December 31,
	2024	2023
Interest income:
Loans receivable	$77,515	$74,762
Securities	8,658	9,118
Other interest earning assets	3,005	1,903

Total interest income	89,178	85,783

Interest expense:
Deposits	35,162	25,438
Repurchase agreements	1,600	1,294
Borrowed funds	3,969	4,496

Total interest expense	40,731	31,228

Net interest income	48,447	54,555
Provision (benefit) for credit losses	(503)	2,025

Net interest income after provision (benefit) for credit losses	48,950	52,530

Noninterest income:
Fees and service charges	5,312	6,024
Wealth management operations	2,855	2,484
Gain on tax credit investment	1,236	-
Gain on sale of loans held-for-sale, net	1,138	1,081
Loss on sale of securities, net	(531)	(48)
Increase in cash value of bank owned life insurance	812	766
Gain on real estate	11,661	276
Gain (Loss) on sale of foreclosed real estate	1	(13)
Other	163	176

Total noninterest income	22,647	10,746

Noninterest expense:
Compensation and benefits	27,737	27,655
Occupancy and equipment	8,250	6,382
Data processing	4,672	4,734
Marketing	799	840
Federal deposit insurance premiums	1,790	2,003
Professional and outside services	5,405	4,279
Technology	2,243	1,654
Other	7,246	7,684

Total noninterest expense	58,142	55,231

Income before income tax expense	13,455	8,045
Income tax expense (benefit)	1,325	(335)

Net income	$12,130	$8,380

Earnings per common share:
Basic	$2.85	$1.96
Diluted	$2.84	$1.96

Dividends declared per common share	$0.48	$1.05

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Year Ended December 31,
	2024	2023

Net income	$12,130	$8,380

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	(9,042)	16,630
Less: reclassification adjustment for losses included in net income	531	48
Net securities gain (loss) during the period	(8,511)	16,678
Tax effect	2,040	(3,991)
Other comprehensive income, net of tax	(6,471)	12,687
Comprehensive income net of tax	$5,659	$21,067

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	Loss	Earnings	Equity

Balance at January 1, 2023	$-	$69,032	$(64,300)	$125,543	$130,275

Net income	-	-	-	8,380	8,380
Other comprehensive income, net of tax	-	-	12,687	-	12,687
Net surrender value of 5,684 restricted stock awards	-	(196)	-	-	(196)
Stock-based compensation expense	-	719	-	-	719
Cash dividends, $1.05 per share	-	-	-	(4,520)	(4,520)

Balance at December 31, 2023	$-	$69,555	$(51,613)	$129,403	$147,345

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345

Net income	-	-	-	12,130	12,130
Other comprehensive loss, net of tax	-	-	(6,471)	-	(6,471)
Net surrender value of 3,485 restricted stock awards	-	(86)	-	-	(86)
Stock-based compensation expense	-	565	-	-	565
Cash dividends, $0.48 per share	-	-	-	(2,069)	(2,069)

Balance at December 31, 2024	$-	$70,034	$(58,084)	$139,464	$151,414

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,130	$8,380
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(36,779)	(37,939)
Sale of loans originated for sale	36,955	40,217
Depreciation and amortization, net of accretion	7,291	7,163
Deferred tax benefit	645	(673)
Stock based compensation expense	565	719
Cash payments for lease liabilities	(1,360)	(69)
Loss on sale of securities, net	531	48
Gain on tax credit investment	(1,236)	-
Gain on sale of loans held-for-sale, net	(1,091)	(1,084)
Gain on sale of real estate	(11,661)	(276)
Gain on sale of foreclosed real estate	(1)	13
Increase of cash value of bank owned life insurance	(812)	(766)
Gain on derivatives	(47)	3
Provision (benefit) for credit losses	(503)	2,025
Change in:
Interest receivable	324	(624)
Interest payable	(2,445)	2,729
Other assets	3,502	3,002
Accrued expenses and other liabilities	3,797	1,343
Total adjustments	(2,325)	15,831
Net cash provided by operating activities	9,805	24,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit in other financial institutions	-	2,456
Proceeds from maturities and pay downs of securities available-for-sale	12,653	14,332
Proceeds from sales of securities available-for-sale	14,697	476
Purchase of securities available-for-sale	-	(123)
Net change in loans receivable	764	(6,378)
Proceeds from loans held for sale previously classified as loans receivable	-	4,530
Purchase of premises and equipment	(3,074)	(1,148)
Proceeds from sale of premises and equipment	17,677	799
Proceeds from sale of foreclosed real estate	72	77
Net cash provided by investing activities	42,789	15,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(52,855)	38,404
Proceeds from borrowed funds	150,000	80,000
Repayment of borrowed funds	(165,000)	(120,000)
Net surrender value of restricted stock awards	(86)	(196)
Change in repurchase agreements	1,992	22,621
Dividends paid	(2,069)	(5,335)
Net cash provided by (used in) financing activities	(68,018)	15,494
Net change in cash and cash equivalents	(15,424)	54,726
Cash and cash equivalents at beginning of period	86,008	31,282
Cash and cash equivalents at end of period	$70,584	$86,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,178	$28,528
Income taxes	415	241
Noncash activities:
Transfer of loans receivable to loans held for sale	$-	$4,530
Transfers from loans to foreclosed real estate	-	135
Dividends declared not paid	518	517
Initial recoginition of ASU 2016-13	-	9,295
Right-of-use asset obtained in exchange for lease liability	16,140	-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Years ended December 31, 2024 and 2023

NOTE 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include Finward Bancorp (the “Company”) and Peoples Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company’s business activities include being a holding company for the Bank. The Company’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Company with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk – The Company grants residential, commercial real estate, commercial business and installment loans to customers primarily in Lake County, in northwest Indiana, and Cook County, in northeast Illinois. The Company is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana; and DuPage, Lake, and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, land development, business assets and consumer assets.

Cash Flow Reporting – For purposes of the statements of cash flows, the Company considers cash on hand, noninterest bearing deposits in other financial institutions, all interest bearing deposits in other financial institutions with original maturities of 90 days or less, and federal funds sold to be cash and cash equivalents. The Company reports net cash flows for customer loan and deposit transactions and short-term borrowings with maturities of 90 days or less.

Securities – The Company classifies securities into held-to-maturity, available-for-sale, or trading categories. Held- to-maturity securities are those which management has the positive intent and the Company has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive (loss) income, net of tax. At December 31, 2024, and 2023, all of the Company’s securities were classified as available-for-sale. The Company does not have a held to maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings.

The full amount of the loss will be charged to earnings if the Company intends to sell an impaired security or it is more likely than not that the Company would be required to sell an impaired security before recovering its amortized cost basis. Changes in the allowance for credit losses would be recorded as a provision for credit losses. Losses would be charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security. See Note 2—Securities for additional information.

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

Allowance for credit losses – The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes uncollectability of the loan is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (segment) basis when similar risk characteristics exist. Segments generally reflect underlying collateral categories as well taking into consideration the risk ratings and unguaranteed balance of small business loans. Management considers various economic scenarios in its forecast when evaluating economic indicators and weighs the various scenarios to arrive at the forecast that most reflects management’s expectation of future conditions. After a two-year forecast period, a two-year reversion period adjusts loss experience to the historical average on a straight-line basis. Model results are supplemented by qualitative adjustments for risk factors relevant in assessing the expected credit losses within the portfolio segments. These adjustments may increase or decrease the estimate of expected credit losses based upon the assessed level of risk for each qualitative factor.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Home Equity – Home equity loans typically have terms of 20 years or less. We generally limit the extension of credit to 90% of the available equity of each property. These loans carry risk associated with local employment and declining real estate values.

Commercial real estate – Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 80% of cost of appraised value. We also generally require that a borrower’s cash flow exceed 120% of monthly debt service obligations. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices. Commercial real estate loans may also include government guaranteed loans secured by collateral in the form of residential real estate. Repayment of such loans generally comes from the generation of cash flow as the result of the borrower’s business operations.

Construction and land development – Construction and land development loans are generally limited to a term of 9 to 24 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon completion and either the sale of the property or refinance into a permanent loan. We believe that construction and land development loans generally carry a higher degree of risk than long-term financing of stabilized, rented, and owner-occupied properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property. We attempt to reduce risk associated with construction and land development loans by obtaining personal guaranties and by keeping the maximum loan to value ratio at or below 80% of the lesser of cost or appraised value, depending on the project type. Generally we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

Multifamily – Multifamily loans are a subset of commercial real estate loans and generally carry similar terms and underwriting requirements. These loans are broken out as a separate segment due to unique risk characteristics that they exhibit. While similar in nature to other non-owner occupied commercial real estate, they are significantly impacted by the individual credit capacity of many more individual tenants than other commercial real estate as well as the condition and capacity of the local residential housing markets. The underlying real estate also has a lack of suitable alternative uses.

Commercial business – Commercial business loans are typically made to small and middle-market established businesses involved in professional services, accommodation and food services, health care, financial services, wholesale trade, manufacturing, distribution, retailing, and non-profits. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and personal guarantees of the principals. The regional economic strength or weakness impacts the relative risk in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers. Risks associated with commercial and industrial loans include monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service this debt.

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

Manufactured homes – The Bancorp purchases fixed rate closed loans from a third party that are subject to Bancorp’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans have a reserve account held at the Bancorp.

Government – The Bancorp is permitted to purchase non-rated municipal securities, tax anticipation notes, and warrants within the local market area.

Troubled Loan Modifications – A troubled loan modification of a loan is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loan should be reported as a troubled loan modification (TLM). A loan is a TLM when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a type of loan modification to the borrower by modifying or renewing a loan under terms that the Company would not otherwise consider. To make this determination, the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a modification for principal forgiveness, interest rate reduction, other-than-insignificant payment delay or other-than-insignificant term extension. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some level of deterioration in a borrower's financial condition does not inherently mean the borrower is experiencing financial difficulties.

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

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment – Owned land is carried at cost. Owned premises and equipment are carried at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with useful lives ranging from 15 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 2 to 10 years. The Bank leases six branches through long term lease agreements whereby the Bank is also responsible for insurance costs, real estate taxes, and maintenance and repairs for each of the properties. Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Bank Owned Life Insurance – The Company has purchased life insurance policies on certain key executives. In accordance with accounting for split-dollar life insurance, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Intangibles – The Company records the assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values. These fair values often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, goodwill and indefinite-lived assets recorded are reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss is recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

Repurchase Agreements – Substantially all repurchase agreement liabilities represent amounts advanced by various customers that are not covered by federal deposit insurance and are secured by securities owned by the Company.

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

At December 31, 2024 and 2023, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2024 and 2023.

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

Earnings Per Common Share – Basic earnings per common share is net income divided by the weighted- average number of common shares outstanding during the period. The restricted shares issued provide for dividend and voting rights and are therefore considered participating securities. Accordingly, all restricted stock is included in basic earnings per share.

Comprehensive (Loss) Income – Comprehensive (loss) income consists of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains and losses on securities available-for- sale.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe such matters currently exist that will have a material effect on the consolidated financial statements.

Restrictions on Cash – As part of derivative contracts entered into by the Company, cash balances of $5.1 million were pledged as collateral at December 31, 2024. At December 31, 2024, the Company’s correspondent cash accounts exceeded federally insured limits by $6.8 million. Additionally, the Company had approximately $46.2 million of cash held by the FRB and the FHLB, which is not federally insured.

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

Operating Segments – The Company has identified one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services to serve a similar base of clients utilizing company-wide offerings of similar products and services managed through similar processes and platforms offered to individuals, businesses, municipalities and other entities. See Note 19 - Segment Reporting for more details.

.

Trust Assets – Assets of the Company’s wealth management department, other than cash on deposit at the Company, are not included in these consolidated financial statements because they are not assets of the Company.

Adoption of New Accounting Pronouncements –

In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. ASU 2022-03 did not have a material impact on our consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities to provide enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity's consolidated financial statements; (5) Requirement that a public entity disclose the title and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and did not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04, Debt-Debt With Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our consolidated financial statements.

NOTE 2 – Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive loss were as follows

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2024
US government sponsored entities	$8,884	$-	$(823)	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities	135,974	-	(26,649)	109,325
Municipal securities	262,954	-	(48,205)	214,749
Collateralized debt obligations	2,156	-	(737)	1,419
Total securities available-for-sale	$409,968	$-	$(76,414)	$333,554

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2023
US government sponsored entities	$8,884	$-	$(1,001)	$7,883
Collateralized mortgage obligations and residential mortgage-backed securities	149,410	-	(25,946)	123,464
Municipal securities	278,813	60	(40,203)	238,670
Collateralized debt obligations	2,170	-	(813)	1,357
Total securities available-for-sale	$439,277	$60	$(67,963)	$371,374

The cost basis, estimated fair value of available-for-sale securities, and carrying amount, if different, at December 31, 2024, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
December 31, 2024	Basis	Value
Due in one year or less	$-	$-
Due from one to five years	11,953	10,801
Due from five to ten years	32,560	28,835
Due over ten years	229,481	184,593
Collateralized mortgage obligations and residential mortgage-backed securities	135,974	109,325
Total	$409,968	$333,554

Sales of available-for-sale securities were as follows:

	(Dollars in thousands)
	December 31,	December 31,
	2024	2023

Proceeds	$14,697	$476
Gross gains	-	-
Gross losses	(531)	(48)

The tax benefits related to these net realized losses were approximately $127 thousand for 2024. The tax benefits related to these net realized losses were approximately $11 thousand for 2023.

Accumulated other comprehensive loss balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Ending balance, December 31, 2023	$(51,613)
Current period change	(6,471)
Ending balance, December 31, 2024	$(58,084)

(Dollars in thousands)
Unrealized gain (loss)
Ending balance, December 31, 2022	$(64,300)
Period change	12,687
Ending balance, December 31, 2023	$(51,613)

Securities with carrying values of approximately $326.5 million and $324.1 million were pledged as of December 31, 2024 and 2023, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at December 31, 2024, and 2023, not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2024
US government sponsored entities	$-	$-	$8,061	$(823)	$8,061	$(823)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,325	(26,649)	109,325	(26,649)	100.0
Municipal securities	3,310	(156)	211,439	(48,049)	214,749	(48,205)	100.0
Collateralized debt obligations	-	-	1,419	(737)	1,419	(737)	100.0
Total securities balance	$3,310	$(156)	$330,244	$(76,258)	$333,554	$(76,414)	100.0%
Number of securities		4		409		413

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2023
US government sponsored entities	$-	$-	$7,883	$(1,001)	$7,883	$(1,001)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	123,464	(25,946)	123,464	(25,946)	100.0
Municipal securities	-	-	229,595	(40,203)	229,595	(40,203)	96.2
Collateralized debt obligations	-	-	1,357	(813)	1,357	(813)	100.0
Total securities balance	$-	$-	$362,299	$(67,963)	$362,299	$(67,963)	97.6%
Number of securities		-		434		434

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

NOTE 3 – Loans Receivable

Year end loans are summarized below:

(Dollars in thousands)
	December 31, 2024	December 31, 2023
Loans secured by real estate:
Residential real estate	$467,293	$484,948
Home equity	49,758	46,599
Commercial real estate	551,674	503,202
Construction and land development	82,874	115,227
Multifamily	212,455	219,917
Total loans secured by real estate	1,364,054	1,369,893
Commercial business	104,246	97,386
Consumer	551	610
Manufactured homes	26,708	30,845
Government	11,024	10,021
Loans receivable	1,506,583	1,508,755
Add:
Net deferred loan origination costs	2,439	3,705
Loan clearing funds	(46)	135
Loans receivable, net of deferred fees and costs	$1,508,976	$1,512,595

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
December 31, 2024
Residential real estate	$4,423	$1,184	$-	$5,607	$457,021	$462,628	$4,665	$467,293
Home equity	1,002	123	-	1,125	48,150	49,275	483	49,758
Commercial real estate	4,556	571	-	5,127	545,267	550,394	1,280	551,674
Construction and land development	2,039	-	-	2,039	80,177	82,216	658	82,874
Multifamily	1,961	359	-	2,320	206,773	209,093	3,362	212,455
Commercial business	493	508	-	1,001	99,955	100,956	3,290	104,246
Consumer	5	-	-	5	546	551	-	551
Manufactured homes	428	54	-	482	26,226	26,708	-	26,708
Government	-	-	-	-	11,024	11,024	-	11,024
Total	$14,907	$2,799	$-	$17,706	$1,475,139	$1,492,845	$13,738	$1,506,583

December 31, 2023
Residential real estate	$5,857	$4,362	$1,131	$11,350	$471,905	$483,255	$1,693	$484,948
Home equity	226	18	-	244	45,887	46,131	468	46,599
Commercial real estate	3,168	262	712	4,142	498,227	502,369	833	503,202
Construction and land development	2,523	-	-	2,523	112,704	115,227	-	115,227
Multifamily	5,333	-	-	5,333	210,869	216,202	3,715	219,917
Commercial business	105	29	-	134	94,355	94,489	2,897	97,386
Consumer	12	-	-	12	596	608	2	610
Manufactured homes	634	379	-	1,013	29,832	30,845	-	30,845
Government	-	-	-	-	10,021	10,021	-	10,021
Total	$17,858	$5,050	$1,843	$24,751	$1,474,396	$1,499,147	$9,608	$1,508,755

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024, and December 31, 2023 and gross charge-offs for the year ended December 31, 2024 and for the year ended December 31, 2023.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$124,670	$143,098	$291,855	$308,352	$211,268	$324,738	$102,602	$-	$1,506,583
Total current period gross charge-off	$(64)	$-	$(1,010)	$(125)	$(2)	$(1,267)	$-	$-	$(2,468)

Residential real estate
Pass (1-6)	$13,118	$30,947	$90,324	$99,390	$102,552	$119,449	$2,468	$-	$458,248
Special Mention (7)	-	371	365	1,064	554	1,937	-	-	4,291
Substandard (8)	-	539	1,161	601	510	1,943	-	-	4,754
Total	$13,118	$31,857	$91,850	$101,055	$103,616	$123,329	$2,468	$-	$467,293
Current period gross charge-off	-	-	-	-	-	(28)	-	-	(28)

Home equity
Pass (1-6)	$193	$68	$153	$110	$-	$3,342	$44,943	$-	$48,809
Special Mention (7)	-	132	-	-	3	15	309	-	459
Substandard (8)	26	-	138	-	-	218	108	-	490
Total	$219	$200	$291	$110	$3	$3,575	$45,360	$-	$49,758
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$49,861	$67,290	$123,342	$96,206	$53,864	$148,529	$2,976	$-	$542,068
Special Mention (7)	974	-	1,036	2,375	668	2,930	25	-	8,008
Substandard (8)	-	-	-	-	202	1,396	-	-	1,598
Total	$50,835	$67,290	$124,378	$98,581	$54,734	$152,855	$3,001	$-	$551,674
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$34,599	$24,360	$3,732	$7,867	$224	$820	$5,312	$-	$76,914
Special Mention (7)	-	-	-	1,207	2,468	-	-	-	3,675
Substandard (8)	-	1,018	-	1,267	-	-	-	-	2,285
Total	$34,599	$25,378	$3,732	$10,341	$2,692	$820	$5,312	$-	$82,874
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,398	$8,923	$56,771	$74,716	$36,075	$20,066	$627	$-	$203,576
Special Mention (7)	-	-	780	3,332	1,217	-	-	-	5,329
Substandard (8)	-	-	446	1,219	1,516	369	-	-	3,550
Total	$6,398	$8,923	$57,997	$79,267	$38,808	$20,435	$627	$-	$212,455
Current period gross charge-off	-	-	-	(125)	-	-	-	-	(125)

Commercial business
Pass (1-6)	$14,655	$8,123	$9,441	$6,094	$3,653	$11,416	$44,046	$-	$97,428
Special Mention (7)	-	25	978	39	-	800	1,686	-	3,528
Substandard (8)	-	1,139	80	171	177	1,621	102	-	3,290
Total	$14,655	$9,287	$10,499	$6,304	$3,830	$13,837	$45,834	$-	$104,246
Current period gross charge-off	-	-	(1,010)	-	-	(1,239)	-	-	(2,249)

Consumer
Pass (1-6)	$301	$163	$34	$51	$-	$2	$-	$-	$551
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$301	$163	$34	$51	$-	$2	$-	$-	$551
Current period gross charge-off	(64)	-	-	-	(2)	-	-	-	(66)

Manufactured homes
Pass (1-6)	$-	$-	$1,634	$11,360	$7,559	$6,101	$-	$-	$26,654
Substandard (8)	-	-	-	28	26	-	-	-	54
Total	$-	$-	$1,634	$11,388	$7,585	$6,101	$-	$-	$26,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Total	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$148,105	$323,820	$321,183	$234,861	$108,683	$274,027	$94,893	$3,183	$1,508,755
Total current period gross charge-off	$(95)	$(150)	$-	$(367)	$(50)	$(1,882)	$(27)	$-	(2,571)

Residential real estate
Pass (1-6)	$20,740	$97,671	$106,778	$115,001	$23,873	$113,987	$1,716	$-	$479,766
Special Mention (7)	405	-	473	173	431	1,602	-	-	3,084
Substandard (8)	-	786	152	471	217	472	-	-	2,098
Total	$21,145	$98,457	$107,403	$115,645	$24,521	$116,061	$1,716	$-	$484,948
Current period gross charge-off	-	(40)	-	(25)	(39)	(893)	-	-	(997)

Home equity
Pass (1-6)	$110	$114	$101	$14	$61	$2,051	$42,801	$700	$45,952
Special Mention (7)	-	-	-	-	4	31	70	63	168
Substandard (8)	-	161	-	-	-	67	251	-	479
Total	$110	$275	$101	$14	$65	$2,149	$43,122	$763	$46,599
Current period gross charge-off	-	-	-	-	-	(16)	(27)	-	(43)

Commercial real estate
Pass (1-6)	$52,880	$127,607	$90,108	$55,236	$56,255	$108,489	$2,649	$-	$493,224
Special Mention (7)	-	69	2,429	1,274	1,123	2,397	142	-	7,434
Substandard (8)	-	-	-	230	-	2,314	-	-	2,544
Total	$52,880	$127,676	$92,537	$56,740	$57,378	$113,200	$2,791	$-	$503,202
Current period gross charge-off	-	-	-	-	-	(372)	-	-	(372)

Construction and land development
Pass (1-6)	$48,518	$24,948	$13,411	$1,732	$4,284	$473	$12,539	$2,420	$108,325
Special Mention (7)	365	76	4,205	2,256	-	-	-	-	6,902
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$48,883	$25,024	$17,616	$3,988	$4,284	$473	$12,539	$2,420	$115,227
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$9,333	$53,493	$78,122	$41,773	$13,156	$19,609	$186	$-	$215,672
Substandard (8)	-	-	1,666	1,562	-	1,017	-	-	4,245
Total	$9,333	$53,493	$79,788	$43,335	$13,156	$20,626	$186	$-	$219,917
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$13,110	$13,774	$9,327	$5,705	$4,105	$12,905	$33,954	$-	$92,880
Special Mention (7)	373	197	58	-	129	436	417	-	1,610
Substandard (8)	43	1,094	256	214	-	1,121	168	-	2,896
Total	$13,526	$15,065	$9,641	$5,919	$4,234	$14,462	$34,539	$-	$97,386
Current period gross charge-off	-	(110)	-	(342)	(11)	(601)	-	-	(1,064)

Consumer
Pass (1-6)	$338	$73	$108	$4	$14	$71	$-	$-	$608
Substandard (8)	-	-	-	2	-	-	-	-	2
Total	$338	$73	$108	$6	$14	$71	$-	$-	$610
Current period gross charge-off	(95)	-	-	-	-	-	-	-	(95)

Manufactured homes
Pass (1-6)	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Total	$-	$1,942	$12,556	$9,214	$5,031	$2,102	$-	$-	$30,845
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Total	$1,890	$1,815	$1,433	$-	$-	$4,883	$-	$-	$10,021
Current period gross charge-off	-	-	-	-	-	-	-	-	-

The Company has established a standard loan grading system to assist management, lenders and review personnel in their analysis and supervision of the loan portfolio. The use and application of these grades by the Company is uniform and conforms to regulatory definitions. The loan grading system is as follows:

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

Loans with risk classifications of pass and special mention were part of the pooled loan ACL analysis. Loans classified as substandard or worse were individually evaluated for impairment and specific reserves were established, if applicable.  Risk gradings for loans with balances greater than $1 million are updated every 12 months through analysis during origination, renewals, modifications, or regular annual review. Risk gradings for loans with balances less than $1 million are updated primarily through analysis during origination, renewals, modifications, or periodic review.  Risk gradings are also downgraded due to delinquency at month end. In particular, 60 days past due are downgraded to Special Mention, while 90 days past due are further downgraded to Substandard.

Modifications to Borrowers Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point to estimate such credit losses is historical loss information. The Company uses a probability of default/loss given default model to determine the allowance for credit losses recorded at origination. Occasionally, the Company subsequently modifies loans for borrowers experiencing financial distress by providing the following forms of relief: principal forgiveness, term extension, payment delay, or interest rate reduction. In some cases, the Company provides multiple types of modifications on one loan. Because the effect of most modifications to borrowers experiencing financial difficulty is already included in the allowance for credit losses, no change to the allowance for credit losses is generally recorded for these modifications.

The following table shows the amortized cost of loans at December 31, 2024, that were both experiencing financial difficulty and modified during the year ended December 31, 2024, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the twelve months ended December 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$528	$1,115	$-	$-	0.35%
Home Equity	41	-	-	-	0.01%
Total	$569	$1,115	$-	$-	0.11%

	For the year ended December 31, 2023
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential Real Estate	$-	$868	$-	$-	0.18%
Total	$-	$868	$-	$-	0.06%

The financial effects of payment delay modifications and term extension modifications were forbearance average of five months and four months weighted average extension to life of loan, respectively. There were no commitments to lend additional amounts to the borrowers included in the previous tables.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The performance of such modified loans is presented below.

	For the year ended December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$545	$570	$-	$528
Home Equity	-	-	-	41
Total	$545	$570	$-	$569

	For the year ended December 31, 2023
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential Real Estate	$868	$-	$-	$-
Total	$868	$-	$-	$-

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.

Foreclosures

There were $589 thousand in multifamily loans, $7 thousand in home equity loans and $736 thousand in residential loans in the process of foreclosure as of December 31, 2024.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $4.4 million at December 31, 2024, compared to $5.2 million at December 31, 2023.

Accretable yield, or income recorded for the twelve months ended December 31, is as follows:

(Dollars in thousands)	Total
2023	$1,078
2024	799

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
2025	$643
2026	474
2027	305
2028	290
2029	253
2030 and thereafter	2,440
Total	$4,405

Allowance for Credit Losses

The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio utilizing guidance in Accounting Standards Codification (ASC) Topic 326.

The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure that the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.

The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation.

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the year ended December 31, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$(28)	$44	$481	$4,481
Home equity	698	-	-	137	835
Commercial real estate	7,045	-	5	(606)	6,444
Construction and land development	4,206	-	-	(1,555)	2,651
Multifamily	933	(125)	31	164	1,003
Commercial business	1,649	(2,249)	310	1,475	1,185
Consumer	7	(66)	22	42	5
Manufactured homes	181	-	-	71	252
Government	65	-	-	(10)	55
Total	$18,768	$(2,468)	$412	$199	$16,911

The Bancorp's activity in the allowance for credit losses, by loan segment, is summarized below for the year ended December 31, 2023:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$5,244	$(997)	$149	$(412)	$3,984
Home equity	538	(43)	-	203	698
Commercial real estate	7,230	(372)	3	184	7,045
Construction and land development	2,988	-	-	1,218	4,206
Multifamily	1,148	-	131	(346)	933
Commercial business	1,690	(1,064)	265	758	1,649
Consumer	79	(95)	15	8	7
Manufactured homes	112	-	-	69	181
Government	55	-	-	10	65
Total	$19,084	$(2,571)	$563	$1,692	$18,768

A collateral dependent loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	219	-	-	-	219	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	712	1,399	1,428	144	3,683	191
	$11,376	$1,399	$1,428	$144	$14,347	$284

(Dollars in thousands)	December 31, 2023

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$30	$-	$-	$-	$30	$30
Commercial real estate	2,541	-	-	-	2,541	53
Multifamily	4,244	-	-	-	4,244	85
Commercial business	-	1,583	1,557	192	3,332	738
	$6,815	$1,583	$1,557	$192	$10,147	$906

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.2 million and $3.5 million as of December 31, 2024, and December 31, 2023, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans, and loans past due over 90 days still on accrual by class of loans:

As of December 31, 2024 (Dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,514	$3,150	4,664	$-
Home equity	179	304	483	-
Commercial real estate	1,078	202	1,280	-
Construction and land development	659	-	659	-
Multifamily	3,362	-	3,362	-
Commercial business	3,099	191	3,290	-
Total	$9,891	$3,847	$13,738	$-

As of December 31, 2023 (Dollars in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$442	$1,251	$1,693	$1,131
Home equity	161	307	468	-
Commercial real estate	603	230	833	712
Multifamily	2,357	1,358	3,715	-
Commercial business	1,724	1,173	2,897	-
Consumer	-	2	2	-
Total	$5,287	$4,321	$9,608	$1,843

Accrued interest receivable on loans totaled $5.5 million as of December 31, 2024 and $5.7 million as of December 31, 2023 and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

	For the year ended	For the year ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance, beginning of period	$3,441	$3,108
Provision (Release)	(702)	333
Balance, end of period	$2,739	$3,441

Note 4 – Premises and Equipment, Net

At year end, premises and equipment are summarized as follows:

	(Dollars in thousands)
	2024	2023
Cost:
Land	$9,066	$11,773
Buildings and improvements	34,876	41,252
Lease right of use	16,682	542
Furniture and equipment	20,310	19,401
Total cost	80,934	72,968
Less accumulated depreciation	(33,675)	(34,532)
Premises and equipment, net	$47,259	$38,436

Depreciation and amortization expense was approximately $2.8 million and $2.9 million for 2024 and 2023, respectively.

Note 5 – Goodwill and Other Intangible Assets

At year end, goodwill and other intangible assets are summarized as follows:

(Dollars in thousands)	2024	2023
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance December 31,	$22,395	$22,395

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company to provide quality, cost effective banking services in a competitive marketplace. Goodwill is tested periodically for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.9 million and $3.3 million as of December 31, 2024, and 2023, respectively. The table below summarizes the annual amortization:

The amortization recorded for the nine months ended December 31, is as follows:

(Dollars in thousands)	Total
2023	$1,522
2024	$1,411

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
2025	688
2026	360
2027	294
2028	228
2029	162
Thereafter	128
Total	$1,860

Note 6 – Income Taxes

At year-end, components of income tax expense (benefit) consist of the following:

	(Dollars in thousands)
	2024	2023
Federal:
Current	$309	$92
Deferred	622	(584)
State:
Current	371	246
Deferred, net of valuation allowance	23	(89)
Income tax expense (benefit)	$1,325	$(335)

Effective tax rates differ from the federal statutory rate of 21% for 2024 and 2023 applied to income before income taxes due to the following:

	(Dollars in thousands)
	2024	2023
Federal statutory rate	21%	21%
Tax expense at statutory rate	$2,826	$1,689
State tax, net of federal effect	311	124
Tax exempt income	(1,249)	(1,314)
Bank owned life insurance	(171)	(161)
Captive insurance	-	(159)
Tax credit investments	(486)	(531)
Other	94	17
Total income tax expense (benefit)	$1,325	$(335)

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

	(Dollars in thousands)
	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,128	$5,686
Deferred compensation	374	356
Unrealized depreciation on securities available-for-sale.	18,319	16,285
Net operating loss	6,120	6,546
Tax credits	673	683
Nonaccrual loan interest income	173	99
Share based compensation	267	293
Unqualified deferred compensation plan	60	67
Accrued compensation	241	260
Purchase accounting	548	426
Deferred loan costs, net of fees	432	337
Lease liability	3,916	87
Other	213	267
Total deferred tax assets	36,464	31,392

Deferred tax liabilities:
Depreciation	(874)	(1,213)
Prepaid expenses	(480)	(491)
Mortgage servicing rights	(217)	(249)
Deferred stock dividends	(122)	(119)
Goodwill	(701)	(608)
Partnership	(254)	(383)
Lease right of use	(4,124)	(83)
Other	(174)	(118)
Total deferred tax liabilities	(6,946)	(3,264)
Valuation allowance	(63)	(62)
Net deferred tax asset	$29,455	$28,066

At December 31, 2024, the Company has Indiana net operating loss carry forwards of approximately $3.6 million which will begin to expire in 2038 if not used. The Company also has a state tax credit carry forward of approximately $63 thousand which expire from 2024 to 2034. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. A valuation allowance is in place on the state tax credit carryforward, as it is not expected to be utilized before expiration. A valuation allowance of $63 thousand and $62 thousand was provided at December 31, 2024 and 2023, respectively for the state tax credits net of federal benefit.

The Company acquired $3.3 million of federal net operating loss carryforwards and $7.2 million of Illinois net operating loss carryforwards with the acquisition of First Personal Financial Corp during 2018 of which $2.2 million of the federal losses expire in years ranging from 2029 to 2035, $1.1 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2028 to 2036 Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $362 thousand for First Personal while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Company acquired $7.2 million of federal net operating loss carryforwards and $11.4 million of Illinois net operating loss carryforwards with the acquisition of AJS Bancorp Inc. during 2019 of which $3.6 million of the federal losses expire in years ranging from 2030 to 2037, $3.6 million of the federal losses do not expire, and the Illinois losses expire in years ranging from 2029 to 2037. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $834 thousand for AJS, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

The Company acquired $3.3 million of federal net operating loss carryforwards and $57.4 million of Illinois net operating loss carryforwards with the acquisition of Royal Financial, Inc. during 2022 of which $2.7 million of the federal losses expire in years ranging from 2030 to 2036, $623 thousand of the federal losses do not expire, and the Illinois losses expire in years ranging from 2026 to 2032. Under Section 382 of the Internal Revenue Code, the annual limitation on the use of the federal losses is $755 thousand for Royal, while there is no limitation on the use of the Illinois losses. Management has determined that all of the losses are more likely than not to be utilized before expiration.

At December 31, 2024 $4.3 million of the federal loss carryforwards, $67.6 million of the Illinois loss carryforward remain and $3.6 million of Indiana loss carryforwards remain; the benefit of which is reflected in deferred tax assets.

The Company qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of both the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2024 and 2023 includes, approximately $14.5 million, for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.8 million at December 31, 2024 and 2023.

The Company had no unrecognized tax benefits at any time during 2024 or 2023 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2025. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2024 or 2023.

The Company and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for the years before 2021.

Note 7 – Deposits

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $141.4 million at December 31, 2024 and $137.1 million at December 31, 2023.

At December 31, 2024, scheduled maturities of retail and brokered certificates of deposit were as follows:

(Dollars in thousands)
2025	$542,690
2026	12,269
2027	4,574
2028	518
2029 and thereafter	202
Total	$560,253

The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	December 31,	December 31,
	2024	2023

Checking	$591,487	$653,529
Savings	275,121	302,782
Money market	333,705	324,993
Certificates of deposit	560,253	532,117
Total deposits	$1,760,566	$1,813,421

Note 8 – Borrowed Funds

At December 31, 2024 and December 31, 2023, borrowed funds and their outstanding rates are summarized below:

	(Dollars in thousands)
	December 31,	December 31,
	2024	2023
Federal Reserve Fixed rate advance with outstanding rate of 4.38%, matured March 22, 2024	$-	$80,000
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	-
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	-
Total	$65,000	$80,000

(1)	FHLB retains puttable option to call these advances after a period of time.

At December 31, 2024, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	20,000
2026	-
2027	-
2028	10,000
2029	35,000
Total	$65,000

On March 12, 2023, the Federal Reserve Board announced the creation of a new Bank Term Funding Program (the “BTFP”). The BTFP offered loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasury securities, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par for purposes of the collateral pledge under the BTFP. During the first quarter of 2023, the Company participated in the BTFP by accessing $80 million of low-cost capital under the program. During the quarter ending September 30, 2024, the Company terminated its involvement in the Bank Term Funding Program (the “BTFP”) and paid off its outstanding balance of $60 million.

Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $460.8 million at December 31, 2024. FHLB retains puttable option to call some of these advances 6 to 12 months after issuance. The Bank had a balance of $65 million at December 31, 2024 compared to no balance at December 31, 2023 at FHLB. In addition to the fixed rate advances, the Bank maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bank did not have a balance on the line of credit at December 31, 2024 or December 31, 2023.

At December 31, 2024, the Bank had available approximately $687.4 million in credit lines with various money center banks, including the FHLB and Federal Reserve.

Repurchase agreements consist of variable rate sweeps which mature daily as well as fixed rate term agreements that generally mature within 12 months.  These repurchase agreements are secured by municipal securities and collateralized mortgage obligations and residential mortgage-backed securities, under the Bank’s control. At December 31, information concerning these retail repurchase agreements is summarized below:

	(Dollars in thousands)
	2024	2023

Ending balance	$40,116	$38,124
Average balance during the year	41,506	35,543
Maximum month-end balance during the year	44,058	48,947
Securities underlying the agreements at year end:
Carrying value	57,833	54,458
Fair value	57,833	54,458
Average interest rate during the year	3.85%	3.64%
Average interest rate at year end	3.51%	3.83%

Note 9 – Employees’ Benefit Plans

The Company maintains an Unqualified Deferred Compensation Plan (the “UDC Plan”). The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Company in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2024 and 2023 was approximately $229 thousand and $263 thousand, respectively. The UDC Plan expense amounted to approximately $12 thousand for 2024 and $7 thousand for 2023.

Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $85 thousand and $52 thousand for 2024 and 2023, respectively. The deferred fee liability at both December 31, 2024 and 2023 was approximately $1.4 million.

Note 10 – Stock Based Compensation

The Company’s 2015 Stock Option and Incentive Plan (the “Incentive Plan”), permits the grant of equity awards for up to 250,000 shares of common stock. Awards granted under the Incentive Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, performance shares, or performance units. The purposes of the Plan are (i) to align the personal interests of plan participants with those of the shareholders of the Company, (ii) to encourage key individuals to accept or continue employment or service with the Company and its subsidiaries, and (iii) to furnish incentives to such key individuals to improve operations and increase profits by providing such key individuals the opportunity to acquire common stock of the Company or to receive monetary payments based on the value of such common stock.

Restricted stock awards are generally granted with an award price equal to the market price of the Company’s common stock on the award date. Restricted stock awards have been issued with a three year cliff-vesting period. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Compensation expense related to restricted stock awards is recognized over the vesting period. Total compensation cost that has been charged to expense for those plans was approximately $565 thousand and $719 thousand for the years ended December 31, 2024 and 2023, respectively.

When awarded restricted shares vest, employees of the Bank can elect to surrender a portion of their vested shares back to the Company to cover the tax liability of their awards. Shares were surrendered with a total value of $86 thousand and $196 thousand for the years ended December 31, 2024 and 2023, respectively.

A summary of changes in the Company’s non-vested restricted stock for the year ended December 31, 2024, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	41,649	$43.86
Granted	19,137	24.31
Vested	(15,174)	40.84
Forfeited	(1,042)	33.55
Non-vested at December 31, 2024	44,570	$36.74

As of December 31, 2024, there was approximately $515 thousand of total unrecognized compensation cost related to non-vested restricted shares granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 11 – Regulatory Capital

The Bank is subject to regulatory capital guidelines adopted by the FDIC. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024, and 2023, the most recent regulatory notifications categorized the Bank is well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

In addition, the following table shows that, at December 31, 2024, and 2023, the Bank’s capital exceeded all applicable regulatory capital requirements set forth in 12 C.F.R. § 324.

Bank Level Capital					Minimum Required To Be
(Dollars in thousands)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 capital to adjusted average assets	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%

Bank Level Capital					Minimum Required To Be
(Dollars in thousands)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$168,263	10.43%	$72,643	4.50%	$104,928	6.50%
Tier 1 capital to risk-weighted assets	$168,263	10.43%	$96,857	6.00%	$129,142	8.00%
Total capital to risk-weighted assets	$183,315	11.36%	$129,142	8.00%	$161,428	10.00%
Tier 1 capital to adjusted average assets	$168,260	7.78%	$86,561	4.00%	$108,201	5.00%

The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval. The aggregate amount of dividends that the Bank was eligible to declare in 2024, without the need for qualifying for an exemption or prior DFI approval, was its 2024 net profit. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. On December 20, 2024, the Board of Directors of the Company declared a fourth quarter dividend of $0.12 per share. The Company’s fourth quarter dividend totaling $518 thousand was paid to shareholders on February 3, 2025.

Note 12 – Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share computations for 2024 and 2023 is presented below.

	For the year ended,
(dollars in thousands except per share data)	December 31,
	2024	2023
Basic earnings per common share:
Net income as reported	$12,130	$8,380
Weighted average common shares outstanding	4,259,570	4,273,824
Basic earnings per common share	$2.85	$1.96

Diluted earnings per common share:
Net income as reported	$12,130	$8,380
Weighted average common shares outstanding	4,259,570	4,273,824
Add: Dilutive effect of unvested restricted stock awards	15,063	8,458
Weighted average common and dilutive potential common shares outstanding	4,274,633	4,282,282
Diluted earnings per common share	$2.84	$1.96

Note 13 – Related Party Transactions

The Company had aggregate loans outstanding to directors and executive officers (with individual balances exceeding $60 thousand) of approximately $4.4 million at December 31, 2024, and approximately $4.8 million at December 31, 2023. For the year ended December 31, 2024, the following activity occurred on these loans:

	(Dollars in thousands)
	2024	2023
Aggregate balance at the beginning of the year	$4,832	$4,565
New loans	-	650
Repayments	(387)	(383)
Aggregate balance at the end of the year	$4,445	$4,832

Deposits from directors and executive officers totaled approximately $3.8 million and $4.0 million at December 31, 2024, and 2023, respectively.

Note 14 – Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to make loans and standby letters of credit, are not reflected in the accompanying consolidated financial statements. Such financial instruments are recorded when they are funded.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to originate loans and standby letters of credit is represented by the contractual amount of those instruments. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Company uses the same credit policy to make such commitments as it uses for on-balance sheet items. Since commitments to make loans may expire without being used, the amount does not necessarily represent future cash commitments.

The following table represents the commitments to extend credit and standby letters of credit as of December 31, 2024 and December 31, 2023, respectively:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$228,461	$244,080
Standby letters of credit	14,078	18,279
Total	$242,539	$262,359

Note 15 – Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitment). The interest rate lock commitments are considered derivatives and are recorded on the accompanying consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging.

The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2024
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$89,964	Other assets	$5,486	Other liabilities	$5,486
Interest rate lock commitments	1,426	Other assets	24	N/A	-
Total	$91,390		$5,510		$5,486

December 31, 2023
	Notational or	Asset derivatives		Liability derivatives
(Dollars in thousands)	contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$86,995	Other assets	$5,591	Other liabilities	$5,591
Interest rate lock commitments	2,071	Other assets	35	N/A	-
Total	$89,066		$5,626		$5,591

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		For the year ended
(Dollars in thousands)	Statement of Income Classification	2024	2023
Interest rate swap contracts	Fees and service charges	$276	$387
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	47	(3)
Total		$323	$384

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented	Financial	Cash Collateral
thousands)	Recognized Assets	Statement of Financial Condition	in the Statement of Financial Condition	Instruments	Received	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$5,120	$366
Interest rate lock commitments	82	-	82	-	-	82
Total	$5,568	$-	$5,568	$-	$5,120	$448

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Financial	Cash Collateral
thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Instruments	Received	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$4,050	$1,541
Interest rate lock commitments	35	-	35	-	-	35
Total	$5,626	$-	$5,626	$-	$4,050	$1,576

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Financial	Cash Collateral
thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Instruments	Pledged	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$-	$5,486
Total	$5,486	$-	$5,486	$-	$-	$5,486

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Financial	Cash Collateral
thousands)	Recognized Liabilities	Statement of Financial Condition	in the Statement of Financial Condition	Instruments	Pledged	Net Amount
December 31, 2023
Interest rate swap contracts	$5,591	$-	$5,591	$-	$-	$5,591
Total	$5,591	$-	$5,591	$-	$-	$5,591

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

The Company evaluates AFS security impairment on a quarterly basis. ASC 326 allows for prospective adoption of previously recorded credit impairment on AFS securities. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. At adoption, the Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at December 31, 2024 and December 31, 2023.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2024 and 2023, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At December 31, 2024 and 2023, the collateralized debt obligations with a cost basis of $2.2 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

The fair value of the Company’s interest rate swap contracts, both assets and liabilities, are valued by a third- party pricing agent using an income approach and are classified within Level 2 of the valuation hierarchy.

The fair value of the Company’s interest rate lock commitments is based on the price of the underlying loans expected to be sold to an investor while taking into consideration the probability the rate lock commitments will close and are classified within Level 2 of the valuation hierarchy. The Company utilized a third party pricing service for classifying and valuing the fair value of collateralized debt obligations held. These securities were categorized as unobservable Level 3 and priced using an Option-Adjusted Discounted Cash flow model to value these securities. The significant inputs to this model include yield, prepayment speed, default rate, and loss severity.

Assets and Liabilities Measured at Fair Values on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2024 and 2023. Changes in Level 3 assets relate to the result of changes in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during all of 2024 and 2023. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,486	$-	$5,486	$-
Interest rate lock commitments	82	-	82	-
Available-for-sale debt securities:
US government sponsored entities	8,061	-	8,061	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	-	109,325	-
Municipal securities	214,749	-	214,749	-
Collateralized debt obligations	1,419	-	-	1,419
Total securities available-for-sale	$333,554	$-	$332,135	$1,419

Liabilities:
Interest rate swap contracts	$5,486	$-	$5,486	$-

		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,591	$-	$5,591	$-
Interest rate lock commitments	35	-	35	-
Available-for-sale debt securities:
US government sponsored entities	7,883	-	7,883	-
Collateralized mortgage obligations and residential mortgage-backed securities	123,464	-	123,464	-
Municipal securities	238,670	-	238,670	-
Collateralized debt obligations	1,357	-	-	1,357
Total securities available-for-sale	$371,374	$-	$370,017	$1,357

Liabilities:
Interest rate swap contracts	$5,591	$-	$5,591	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, is presented below:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2024	$1,357
Principal payments	(14)
Total unrealized gains, included in other comprehensive income	76
Ending balance, December 31, 2024	$1,419

Beginning balance, January 1, 2023	$1,048
Principal payments	(3)
Total unrealized gains, included in other comprehensive loss	312
Ending balance, December 31, 2023	$1,357

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,496	$-	$-	$1,496

		(Dollars in thousands)
		Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$8,673	$-	$-	$8,673

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Significate Unobservable				Weighted-Average
(Dollars in thousands)	December 31, 2024	Technique	Inputs	Range			Range
Collateral dependent loans	$1,496	Fair value of collateral	Discount for type of property and current market conditions	0%	-	80%	8%

	Fair Value at	Valuation	Significate Unobservable				Weighted-Average
(Dollars in thousands)	December 31, 2023	Technique	Inputs	Range			Range
Collateral dependent loans	$8,673	Fair value of collateral	Discount for type of property and current market conditions	0%	-	80%	17%

The following table shows carrying values and related estimated fair values of financial instruments as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2024		Estimated Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$70,584	$70,584	$70,584	$-	$-
Loans held-for-sale	1,253	1,277	-	1,277	-
Loans receivable, net	1,492,065	1,435,148	-	-	1,435,148
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,721	7,721	-	7,721	-

Financial liabilities:
Non-interest bearing deposits	263,324	263,324	263,324	-	-
Interest bearing deposits	1,497,242	1,496,638	936,989	559,649	-
Repurchase agreements	40,116	39,960	32,364	7,596	-
Borrowed funds	65,000	63,432	-	63,432	-
Accrued interest payable	620	620	-	620	-

	December 31, 2023		Estimated Fair Value Measurements at December 31, 2023 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$86,008	$86,008	$86,008	$-	$-
Loans held-for-sale	340	349	-	349	-
Loans receivable, net	1,493,827	1,412,069	-	-	1,412,069
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	8,045	8,045	-	8,045	-

Financial liabilities:
Non-interest bearing deposits	295,594	295,594	295,594	-	-
Interest bearing deposits	1,517,827	1,513,640	985,710	527,930	-
Repurchase agreements	38,124	37,938	31,033	6,905	-
Borrowed funds	80,000	79,791	-	79,791	-
Accrued interest payable	3,065	3,065	-	3,065	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table for the periods ended December 31, 2024 and 2023:

Cash and cash equivalent carrying amounts approximate fair value. Loans held-for-sale comprise residential mortgages and are priced based on values established by the secondary mortgage markets (Level 2). The estimated fair value for net loans receivable is based on the exit price notion which is the exchange price that would be received to transfer the loans at the most advantageous market price in an orderly transaction between market participants on the measurement date (Level 3). Federal Home Loan Bank stock is estimated at book value due to restrictions that limit the sale or transfer of the security. Fair values of accrued interest receivable and payable approximate book value, as the carrying values are determined using the observable interest rate, balance, and last payment date.

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of three months or more, are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off- balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 17 – Parent Company Only Statements

	(Dollars in thousands)
	Finward Bancorp
	Condensed Balance Sheets
	December 31,	December 31,
	2024	2023
Assets
Cash on deposit with Peoples Bank	$3,904	$3,846
Investment in Peoples Bank	150,543	144,266
Dividends receivable from Peoples Bank	-	516
Other assets	215	-
Total assets	$154,662	$148,628

Liabilities and stockholders’ equity
Dividends payable	$518	$516
Other liabilities	2,730	767
Total liabilities	3,248	1,283

Additional paid in capital	70,034	69,555
Accumulated other comprehensive (loss)	(58,084)	(51,613)
Retained earnings	139,464	129,403
Total stockholders’ equity	151,414	147,345
Total liabilities and stockholders’ equity	$154,662	$148,628

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Income
	Year Ended December 31,
	2024	2023

Dividends from Peoples Bank	$-	$4,529
Dividends from NWIN Risk	-	66
Operating expenses	(65)	(104)
Income before income taxes and equity in undistributed income of Peoples Bank	(65)	4,491
Income tax (benefit)	(12)	(21)
Income before equity in undistributed income of Peoples Bank	(53)	4,512
Equity in undistributed income of Peoples Bank	12,183	3,137
income of NWIN Risk Management, Inc.	-	731
Net income	$12,130	$8,380

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Comprehensive Income
	Year Ended December 31,
	2024	2023

Net Income	$12,130	$8,380
Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	(9,042)	16,630
Less: reclassification adjustment for losses included in net income	531	48
Net securities gain (loss) during the period	(8,511)	16,678
Tax effect	2,040	(3,991)
Other comprehensive (loss) income, net of tax	(6,471)	12,687
Comprehensive income, net of tax	$5,659	$21,067

	(Dollars in thousands)
	Finward Bancorp
	Condensed Statements of Cash Flows
	Year Ended December 31,
	2024	2023

Cash flows from operating activities:
Net income	$12,130	$8,380
Adjustments to reconcile net income to net cash provided by operating activities
Distributions in excess of income (equity in undistributed income):
Peoples Bank	(12,183)	(3,137)
NWIN Risk Management, Inc.	-	(729)
Change in intercompany payable	2,176	-
Change in other assets	303	1,353
Change in other liabilities	(213)	1,449
Total adjustments	(9,917)	(3,867)
Net cash provided by operating activities	2,213	7,316

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Dividends paid	(2,069)	(5,335)
Net surrender value of restricted stock awards	(86)	(196)
Net cash used in financing activities	(2,155)	(5,531)
Net change in cash	58	1,785
Cash at beginning of year	3,846	2,061
Cash at end of year	$3,904	$3,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$415	$335
Dividends declared not paid	518	516

Note 18 – Leases

Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. On February 22, 2024, the Bank closed its previously announced sale-leaseback transaction with MountainSeed Real Estate Services, LLC (the “Buyer”), pursuant to which the Bank sold to the Buyer five properties owned and operated as branch locations (the “Properties”) for an aggregate purchase price of $17.2 million, including customary closing adjustments. Under the Sale Agreement, the Bank also entered into triple net lease agreements (the “Lease Agreements”) with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Company.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Twelve months ended December 31,
	2024	2023

Gain on sale-leaseback transaction, net	$(11,772)	$-

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	1,360	69

ROU assets obtained in the exchange for lease liabilities - Operating leases (1)	16,140	-

Weighted-average remaining lease terms (in years) - Operating leases	14	5

Weighted-average discount rate - Operating leases	7.67%	3.00%

Variable lease Payments	$279	$-

Total lease Costs (2)	1,767	103

(1) Right of Use Asset Included in Premises and equipment on the consolidated balance sheet

(2) Included in Occupancy and equipment costs on the consolidated statements of income

The following table represents the maturity of the Company's operating lease liabilities as of December 31, 2024:

(Dollars in thousands)

Maturity Analysis
2025	1,590
2026	1,622
2027	1,657
2028	1,692
2029	1,679
Thereafter	16,788
Total	25,028
Less: Present value discount	(10,024)
Lease liability (3)	$15,004

(3) Included in Other Liabilities on the consolidated balance sheet

Note 19 – Segment Footnote

The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the CEO, who is considered to be the Company's Chief Operating Decision Maker ("CODM"). This review is supported by the Chief Financial Officer, Chief Revenue Officer, and Chief Operating Officer. Financial performance is reported to the CODM monthly. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation and benefits, net occupancy expense, equipment costs, data processing fees, and professional fees.

All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. The Company's revenue is primarily derived from the business of banking and the Company’s CODM evaluates financial performance on a Company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no items reportable under this item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a- 15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2024, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on the criteria specified.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to Securities and Exchange Commission rules that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. There are no other items reportable under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports," “Corporate Governance – Insider Trading Policy,” and “Corporate Governance - Code of Ethics” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Company’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Company’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024 with respect to the Company’s existing equity compensation plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2024” under the section captioned “Executive Compensation,” in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (FORVIS, LLP PCAOB 686, Indianapolis, IN)

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements:

The following consolidated financial statements of the Company and the reports of the Company’s independent registered public accounting firm are included in Part II, Item 8 of this Form 10-K:

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

10.17	Lease Agreement – Crown Point Banking Center (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated January 31, 2024).

10.18	Lease Agreement – East Chicago Banking Center (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Form 8-K dated January 31, 2024).

10.19	Lease Agreement – Merrillville (Broadway) Banking Center (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Form 8-K dated January 31, 2024).

10.20	Lease Agreement – Schererville Banking Center (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Form 8-K dated January 31, 2024).

10.21	Lease Agreement – Orland Park (Ravinia) Banking Center (incorporated herein by reference to Exhibit 10.6 to the Bancorp’s Form 8-K dated January 31, 2024).

19.1	Finward Bancorp Insider Trading Policy

21	Subsidiaries of the Bancorp.

23.1	Forvis Mazars, LLP – Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

97	Compensation Recovery Policy (2023) FINWARD BANCORP (incorporated herein by reference to Exhibit 97 to the Company’s Form 10-K filed on March 28, 2024).

101

The following materials from the Company’s Form 10-K for the fiscal year ended December 31, 2024, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

@ – The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

* - The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWARD BANCORP

By /s/Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and
Chief Executive Officer

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2025:

Signature	Title

Principal Executive Officer:

/s/Benjamin J. Bochnowski	President and
Benjamin J. Bochnowski	Chief Executive Officer, Director

Principal Financial Officer and
Principal Accounting Officer:

/s/Benjamin L. Schmitt	Executive Vice President,
Benjamin L. Schmitt	Chief Financial Officer and Treasurer

The Board of Directors:

/s/Joel Gorelick	Chairman of the Board
Joel Gorelick

/s/Robert Youman	Director
Robert Youman

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/James L. Wieser	Director
James L. Wieser

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

/s/Martin P. Alwin	Director
Martin P. Alwin

/s/Carolyn M. Burke	Director
Carolyn M. Burke

/s/Jennifer R. Evans	Director
Jennifer R. Evans