Form 10-Q
period 2025-03-31
Finward Bancorp
filed 2025-05-15
CIK 919864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2025 or

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

There were 4,325,589 shares of the registrant’s Common Stock, without par value, outstanding at May 9, 2025.

Finward Bancorp

Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

Item 4. Controls and Procedures	49

PART II. Other Information	50

SIGNATURES	52

EXHIBITS
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
(Dollars in thousands)	2025	2024

ASSETS

Cash and non-interest bearing deposits in other financial institutions	$18,563	$17,883
Interest bearing deposits in other financial institutions	52,829	52,047
Federal funds sold	975	654

Total cash and cash equivalents	72,367	70,584

Securities available-for-sale	330,127	333,554
Loans held-for-sale	2,849	1,253
Loans receivable, net of deferred fees and costs	1,491,696	1,508,976
Less: Allowance for credit losses	(17,955)	(16,911)
Net loans receivable	1,473,741	1,492,065
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,821	7,721
Premises and equipment	46,680	47,259
Cash value of bank owned life insurance	33,712	33,514
Goodwill	22,395	22,395
Other intangible assets	1,635	1,860
Other assets	41,839	43,947

Total assets	$2,039,713	$2,060,699

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$281,461	$263,324
Interest bearing	1,468,923	1,497,242
Total	1,750,384	1,760,566
Repurchase agreements	45,053	40,116
Borrowed funds	56,657	65,000
Accrued expenses and other liabilities	35,812	43,603

Total liabilities	1,887,906	1,909,285

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2025 – 4,324,485 December 31, 2024 – 4,313,698	-	-
Additional paid-in capital	70,132	70,034
Accumulated other comprehensive loss	(58,244)	(58,084)
Retained earnings	139,919	139,464

Total stockholders' equity	151,807	151,414

Total liabilities and stockholders' equity	$2,039,713	$2,060,699

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Condensed Consolidated Statements of Income

(unaudited)

(Dollars in thousands, except per share data)	Quarter Ended March 31,
	2025	2024
Interest income:
Loans receivable	$19,655	$18,879
Securities	2,133	2,243
Other interest earning assets	553	862

Total interest income	22,341	21,984

Interest expense:
Deposits	8,045	8,794
Repurchase agreements	348	370
Borrowed funds	635	1,040

Total interest expense	9,028	10,204

Net interest income	13,313	11,780
Provision for credit losses	454	-

Net interest income after provision for credit losses	12,859	11,780

Noninterest income:
Fees and service charges	1,109	1,153
Wealth management operations	619	633
Gain on tax credit investment	67	-
Gain on sale of loans held-for-sale, net	230	152
Loss on sale of securities, net	-	(531)
Increase in cash value of bank owned life insurance	198	193
Gain on sale of real estate	-	11,858
Other	6	17

Total noninterest income	2,229	13,475

Noninterest expense:
Compensation and benefits	7,372	7,109
Occupancy and equipment	2,111	1,915
Data processing	1,039	1,170
Marketing	86	158
Federal deposit insurance premiums	433	501
Professional and outside services	1,260	1,557
Technology	454	625
Other	1,717	1,969

Total noninterest expense	14,472	15,004

Income before income tax expenses	616	10,251
Income tax expenses	161	972

Net income	$455	$9,279

Earnings per common share:
Basic	$0.11	$2.18
Diluted	$0.11	$2.17

Dividends declared per common share	$-	$0.12

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(Dollars in thousands)	Quarter Ended March 31,
	2025	2024

Net income	$455	$9,279

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized loss arising during the period	(210)	(6,712)
Less: reclassification adjustment for losses included in net income	-	531
Net securities loss during the period	(210)	(6,181)
Tax effect	50	1,481
Other comprehensive loss, net of tax	(160)	(4,700)
Comprehensive income	$295	$4,579

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Condensed Consolidated Statements of Changes in Stockholder's Equity

(unaudited)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained	Total
(Dollars in thousands, except per share data)	Stock	Capital	Loss	Earnings	Equity

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345

Net income	-	-	-	9,279	9,279
Other comprehensive loss, net of tax	-	-	(4,700)	-	(4,700)
Stock-based compensation expense	-	172	-	-	172
Cash dividends, $0.12 per share	-	-	-	(515)	(515)

Balance at March 31, 2024	$-	$69,727	$(56,313)	$138,167	$151,581

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414

Net income	-	-	-	455	455
Other comprehensive loss, net of tax	-	-	(160)	-	(160)
Stock-based compensation expense	-	98	-	-	98

Balance at March 31, 2025	$-	$70,132	$(58,244)	$139,919	$151,807

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

(Dollars in thousands)	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$455	$9,279
Adjustments to reconcile net income to net cash from operating activities:
Origination of loans for sale	(9,596)	(3,756)
Sale of loans originated for sale	8,263	3,571
Depreciation and amortization, net of accretion	1,600	1,712
Stock based compensation expense	98	172
Cash payments for lease liabilities	(397)	(176)
Loss on sale of securities, net	-	531
Gain on sale of loans held-for-sale, net	(265)	(144)
Gain on sale of real estate	-	(11,867)
Increase of cash value of bank owned life insurance	(198)	(193)
Loss (gain) on derivatives	35	(8)
Provision for credit losses	454	-
Change in:
Interest receivable	(100)	462
Interest payable	(34)	(2,353)
Other assets	2,095	2,731
Accrued expenses and other liabilities	(6,219)	14
Total adjustments	(4,264)	(9,304)
Net cash used in operating activities	(3,809)	(25)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	2,863	3,367
Proceeds from sales of securities available-for-sale	-	14,697
Net change in loans receivable	16,946	4,159
Purchase of premises and equipment	(183)	(711)
Proceeds from sale of premises and equipment	-	17,730
Proceeds from sale of foreclosed real estate	72	-
Net cash provided by investing activities	19,698	39,242

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(10,182)	(65,943)
Proceeds from borrowed funds	1,657	90,000
Repayment of borrowed funds	(10,000)	(80,000)
Change in repurchase agreements	4,937	3,013
Dividends paid	(518)	(515)
Net cash used in financing activities	(14,106)	(53,445)
Net change in cash and cash equivalents	1,783	(14,228)
Cash and cash equivalents at beginning of period	70,584	86,008
Cash and cash equivalents at end of period	$72,367	$71,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,994	$12,559
Noncash activities:
Dividends declared not paid	-	515
Right-of-use asset obtained in exchange for lease liability	-	16,140

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Basis of Presentation

Organization and Description of Business

The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC; NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of March 31, 2025, and December 31, 2024, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity, and the condensed consolidated statements of cash flows for the quarters ended March 31, 2025, and 2024. The income reported for the quarter ended March 31, 2025, is not necessarily indicative of the results to be expected for the full year.

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

The Notes to the Condensed Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2024 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Condensed Consolidated Balance Sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles(GAAP) for complete financial statements.

Note 2 - Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for credit losses are particularly susceptible to material change in the near term.

Note 3 – Accounting Pronouncements Recently Adopted or Issued

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our condensed consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2025, with early adoption permitted. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt-Debt With Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our condensed consolidated financial statements.

Note 4 - Securities

The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
March 31, 2025
U.S. government sponsored entities	$8,884	$-	$(669)	$8,215
Collateralized mortgage obligations and residential mortgage-backed securities	133,099	-	(23,516)	109,583
Municipal securities	262,616	-	(51,917)	210,699
Collateralized debt obligations	2,152	-	(522)	1,630
Total securities available-for-sale	$406,751	$-	$(76,624)	$330,127

	(Dollars in thousands)
		Gross	Gross	Estimated
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
December 31, 2024
U.S. government sponsored entities	$8,884	$-	$(823)	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities	135,974	-	(26,649)	109,325
Municipal securities	262,954	-	(48,205)	214,749
Collateralized debt obligations	2,156	-	(737)	1,419
Total securities available-for-sale	$409,968	$-	$(76,414)	$333,554

The cost basis and estimated fair value of available-for-sale debt securities at March 31, 2025, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
		Estimated
	Cost	Fair
March 31, 2025	Basis	Value
Due in one year or less	$-	$-
Due from one to five years	11,953	11,009
Due from five to ten years	35,524	31,110
Due over ten years	226,175	178,425

Collateralized mortgage obligations and residential mortgage-backed securities	133,099	109,583
Total	$406,751	$330,127

Sales of available-for-sale securities were as follows for the quarter ended:

	(Dollars in thousands)
	March 31,	March 31,
	2025	2024

Proceeds	$-	$14,697
Gross gains	-	-
Gross losses	-	(531)

Accumulated other comprehensive loss balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Ending balance, December 31, 2024	$(58,084)
Period change	(160)
Ending balance, March 31, 2025	$(58,244)

(Dollars in thousands)
Unrealized loss
Ending balance, December 31, 2023	$(51,613)
Period change	(4,700)
Ending balance, March 31, 2024	$(56,313)

Securities with market values of approximately $330.4 million and $326.5 million were pledged as of March 31, 2025 and December 31, 2024, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses at March 31, 2025, and December 31, 2024 not recognized in income are as follows:

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
March 31, 2025
U.S. government sponsored entities	$-	$-	$8,215	$(669)	$8,215	$(669)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,583	(23,516)	109,583	(23,516)	100.0%
Municipal securities	-	-	210,699	(51,917)	210,699	(51,917)	100.0%
Collateralized debt obligations	-	-	1,630	(522)	1,630	(522)	100.0%
Total	$-	$-	$330,127	$(76,624)	$330,127	$(76,624)	100.0%
Number of securities		-		413		413

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated		Estimated		Estimated		Percentage of
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Total Portfolio
	Value	Losses	Value	Losses	Value	Losses	in Loss Position
December 31, 2024
U.S. government sponsored entities	$-	$-	$8,061	$(823)	$8,061	$(823)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,325	(26,649)	109,325	(26,649)	100.0%
Municipal securities	3,310	(156)	211,439	(48,049)	214,749	(48,205)	100.0%
Collateralized debt obligations	-	-	1,419	(737)	1,419	(737)	100.0%
Total	$3,310	$(156)	$330,244	$(76,258)	$333,554	$(76,414)	100.0%
Number of securities		4		409		413

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

Collateralized debt obligations with a cost basis of $2.2 million and fair value of $1.6 million at March 31, 2025 and $1.4 million at December 31, 2024, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.3 million at March 31, 2025, and  December 31, 2024. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

Note 5 - Loans Receivable

The Company’s current lending programs are described below:

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

Fixed rate loans currently conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years may be sold and/or classified as held for sale to control exposure to interest rate risk.

The Company’s Adjustable-Rate Mortgage Loans (“ARMs”) include offerings that reprice annually or are “Mini-Fixed”. The “Mini-Fixed” mortgage reprices annually after a three, five, seven or ten year period. The ability of the Company to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Commercial Real Estate and Multifamily Loans. Commercial real estate loans are typically made to a maximum of 80% of the appraised value. Such loans are generally made on an adjustable-rate basis. These loans are typically made for terms of 15 to 25 years. Loans with an amortizing term exceeding 15 years normally have a balloon feature calling for a full repayment within seven to ten years from the date of the loan. The balloon feature affords the Company the opportunity to restructure the loan if economic conditions warrant. Commercial real estate loans include loans secured by commercial rental units, apartments, condominium developments, small shopping centers, owner occupied commercial/industrial properties, hospitality units and other retail and commercial developments.

While commercial real estate lending is generally considered to involve a higher degree of risk than single family residential lending due to the concentration of principal in a limited number of loans and the effects of general economic conditions on real estate developers and managers, the Company has endeavored to reduce this risk in several ways. In originating commercial real estate loans, the Company considers the feasibility of the project, the financial strength of the borrowers and lessees, the managerial ability of the borrowers, the location of the project (generally in our geographic operating footprint and lending area) and the economic environment. Management evaluates the debt coverage ratio and analyzes the reliability of cash flows, as well as the quality of earnings. All such loans are made in accordance with well-defined underwriting standards and are generally supported by personal guarantees, which represent a secondary source of repayment.

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

Construction and Land Development. Construction loans on residential properties are made primarily to individuals and contractors who are under contract with an individual purchaser. These loans are personally guaranteed by the borrower. The maximum loan-to-value ratio is 89% of either the current appraised value or the cost of construction, whichever is less. Residential construction loans are typically made for periods of one year.

Loans are also made for the construction of commercial properties. All such loans are made in accordance with well-defined underwriting standards. Generally, if the loans are not owner occupied, these types of loans require proof of intent to lease and a confirmed end-loan takeout. In general, loans made do not exceed 80% of the appraised value of the property. Commercial construction loans are typically made for periods not to exceed two years or date of occupancy, whichever is less.

Commercial Business. Although the Company’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Company seeks commercial loan relationships from the local business community and from its present customers. Conservative lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Company’s commercial loan portfolio: loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses secured by business assets; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.

Consumer Loans. The Company offers consumer loans to individuals for personal, household or family purposes. Consumer loans are either secured by adequate collateral, or unsecured. Unsecured loans are based on the strength of the applicant’s financial condition. All borrowers must meet current underwriting standards. The consumer loan program includes both fixed and variable rate products.

Manufactured Homes. The Company has previously purchased fixed rate closed loans from a third-party that are subject to the Company’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans are partially secured by a reserve account held at the Company.

Government Loans. The Company is permitted to purchase non-rated municipal securities; tax anticipation notes and warrants within the local market area.

Loans consist of the following as of March 31, 2025, and December 31, 2024:

(Dollars in thousands)
	March 31, 2025	December 31, 2024
Loans secured by real estate:
Residential real estate	$458,424	$467,293
Home equity	49,752	49,758
Commercial real estate	554,866	551,674
Construction and land development	86,728	82,874
Multifamily	204,964	212,455
Total loans secured by real estate	1,354,734	1,364,054
Commercial business	99,519	104,246
Consumer	504	551
Manufactured homes	25,762	26,708
Government	9,279	11,024
Loans receivable	1,489,798	1,506,583
Add:
Net deferred loan origination costs	2,209	2,439
Loan clearing funds	(311)	(46)
Loans receivable, net of deferred fees and costs	$1,491,696	$1,508,976

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Non- accrual Loans	Total Loans Receivable
March 31, 2025
Residential real estate	$5,665	$1,286	$-	$6,951	$446,447	$453,398	$5,026	$458,424
Home equity	627	350	-	977	47,972	48,949	803	49,752
Commercial real estate	4,315	3,704	-	8,019	545,833	553,852	1,014	554,866
Construction and land development	458	-	-	458	85,611	86,069	659	86,728
Multifamily	725	219	-	944	202,066	203,010	1,954	204,964
Commercial business	201	162	-	363	96,129	96,492	3,027	99,519
Consumer	3	-	-	3	501	504	-	504
Manufactured homes	489	38	-	527	25,235	25,762	-	25,762
Government	-	-	-	-	9,279	9,279	-	9,279
Total	$12,483	$5,759	$-	$18,242	$1,459,073	$1,477,315	$12,483	$1,489,798

December 31, 2024
Residential real estate	$4,423	$1,184	$-	$5,607	$457,021	$462,628	$4,665	$467,293
Home equity	1,002	123	-	1,125	48,150	49,275	483	49,758
Commercial real estate	4,556	571	-	5,127	545,267	550,394	1,280	551,674
Construction and land development	2,039	-	-	2,039	80,177	82,216	658	82,874
Multifamily	1,961	359	-	2,320	206,773	209,093	3,362	212,455
Commercial business	493	508	-	1,001	99,955	100,956	3,290	104,246
Consumer	5	-	-	5	546	551		551
Manufactured homes	428	54	-	482	26,226	26,708	-	26,708
Government	-	-	-	-	11,024	11,024	-	11,024
Total	$14,907	$2,799	$-	$17,706	$1,475,139	$1,492,845	$13,738	$1,506,583

The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2025, and December 31, 2024, and gross charge-offs for the quarter ended March 31, 2025, and for the year ended December 31, 2024.

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$26,523	$127,439	$138,601	$285,036	$296,829	$516,611	$98,070	$689	$1,489,798
Total current period gross charge-off	-	(12)	-	-	-	(107)	-	-	(119)

Residential real estate
Pass (1-6)	$3,142	$13,348	$29,842	$88,224	$97,552	$214,155	$2,571	$-	$448,834
Special mention (7)	-	-	393	-	1,324	2,759	-	-	4,476
Substandard (8)	-	-	698	1,512	473	2,431	-	-	5,114
Total	$3,142	$13,348	$30,933	$89,736	$99,349	$219,345	$2,571	$-	$458,424
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$356	$131	$47	$100	$54	$2,881	$44,360	$360	$48,289
Special mention (7)	-	-	8	-	20	17	279	329	653
Substandard (8)	-	26	-	250	-	245	289	-	810
Total	$356	$157	$55	$350	$74	$3,143	$44,928	$689	$49,752
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$14,094	$50,380	$65,619	$118,149	$93,987	$197,122	$3,230	$-	$542,581
Special mention (7)	-	965	830	2,594	2,362	4,955	25	-	11,731
Substandard (8)	-	-	-	221	-	333	-	-	554
Total	$14,094	$51,345	$66,449	$120,964	$96,349	$202,410	$3,255	$-	$554,866
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	3,889	38,283	22,525	3,583	7,720	2,429	4,434	-	82,863
Special mention (7)	-	-	-	-	522	1,074	-	-	1,596
Substandard (8)	-	-	1,013	-	1,256	-	-	-	2,269
Total	$3,889	$38,283	$23,538	$3,583	$9,498	$3,503	$4,434	$-	$86,728
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$2,354	$6,369	$8,646	$56,365	$72,827	$53,182	$684	$-	$200,427
Special mention (7)	-	-	219	774	382	1,208	-	-	2,583
Substandard (8)	-	-	-	438	-	1,516	-	-	1,954
Total	$2,354	$6,369	$8,865	$57,577	$73,209	$55,906	$684	$-	$204,964
Current period gross charge-off	-	-	-	-	-	(46)	-	-	(46)

Commercial business
Pass (1-6)	$2,457	$14,405	$7,476	$8,728	$5,719	$13,827	$40,882	$-	$93,494
Special mention (7)	-	-	24	950	36	774	1,214	-	2,998
Substandard (8)	-	-	1,138	73	159	1,555	102	-	3,027
Total	$2,457	$14,405	$8,638	$9,751	$5,914	$16,156	$42,198	$-	$99,519
Current period gross charge-off	-	-	-	-	-	(61)	-	-	(61)

Consumer
Pass (1-6)	$231	$81	$123	$30	$39	$-	$-	$-	$504
Total	$231	$81	$123	$30	$39	$-	$-	$-	$504
Current period gross charge-off	-	(12)	-	-	-	-	-	-	(12)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,800	$11,202	$12,722	$-	$-	$25,724
Special mention (7)	-	-	-	-	29	9	-	-	38
Total	$-	$-	$-	$1,800	$11,231	$12,731	$-	$-	$25,762
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$-	$3,451	$-	$1,245	$1,166	$3,417	$-	$-	$9,279
Total	$-	$3,451	$-	$1,245	$1,166	$3,417	$-	$-	$9,279
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$124,670	$143,098	$291,855	$308,352	$211,268	$324,738	$102,602	$-	$1,506,583
Total current period gross charge-off	$(64)	$-	$(1,010)	$(125)	$(2)	$(1,267)	$-	$-	$(2,468)

Residential real estate
Pass (1-6)	$13,118	$30,947	$90,324	$99,390	$102,552	$119,449	$2,468	$-	$458,248
Special Mention (7)	-	371	365	1,064	554	1,937	-	-	4,291
Substandard (8)	-	539	1,161	601	510	1,943	-	-	4,754
Total	$13,118	$31,857	$91,850	$101,055	$103,616	$123,329	$2,468	$-	$467,293
Current period gross charge-off	-	-	-	-	-	(28)	-	-	(28)

Home equity
Pass (1-6)	$193	$68	$153	$110	$-	$3,342	$44,943	$-	$48,809
Special Mention (7)	-	132	-	-	3	15	309	-	459
Substandard (8)	26	-	138	-	-	218	108	-	490
Total	$219	$200	$291	$110	$3	$3,575	$45,360	$-	$49,758
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$49,861	$67,290	$123,342	$96,206	$53,864	$148,529	$2,976	$-	$542,068
Special Mention (7)	974	-	1,036	2,375	668	2,930	25	-	8,008
Substandard (8)	-	-	-	-	202	1,396	-	-	1,598
Total	$50,835	$67,290	$124,378	$98,581	$54,734	$152,855	$3,001	$-	$551,674
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$34,599	$24,360	$3,732	$7,867	$224	$820	$5,312	$-	$76,914
Special Mention (7)	-	-	-	1,207	2,468	-	-	-	3,675
Substandard (8)	-	1,018	-	1,267	-	-	-	-	2,285
Total	$34,599	$25,378	$3,732	$10,341	$2,692	$820	$5,312	$-	$82,874
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,398	$8,923	$56,771	$74,716	$36,075	$20,066	$627	$-	$203,576
Special Mention (7)	-	-	780	3,332	1,217	-	-	-	5,329
Substandard (8)	-	-	446	1,219	1,516	369	-	-	3,550
Total	$6,398	$8,923	$57,997	$79,267	$38,808	$20,435	$627	$-	$212,455
Current period gross charge-off	-	-	-	(125)	-	-	-	-	(125)

Commercial business
Pass (1-6)	$14,655	$8,123	$9,441	$6,094	$3,653	$11,416	$44,046	$-	$97,428
Special Mention (7)	-	25	978	39	-	800	1,686	-	3,528
Substandard (8)	-	1,139	80	171	177	1,621	102	-	3,290
Total	$14,655	$9,287	$10,499	$6,304	$3,830	$13,837	$45,834	$-	$104,246
Current period gross charge-off	-	-	(1,010)	-	-	(1,239)	-	-	(2,249)

Consumer
Pass (1-6)	$301	$163	$34	$51	$-	$2	$-	$-	$551
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$301	$163	$34	$51	$-	$2	$-	$-	$551
Current period gross charge-off	(64)	-	-	-	(2)	-	-	-	(66)

Manufactured homes
Pass (1-6)	$-	$-	$1,634	$11,360	$7,559	$6,101	$-	$-	$26,654
Substandard (8)	-	-	-	28	26	-	-	-	54
Total	$-	$-	$1,634	$11,388	$7,585	$6,101	$-	$-	$26,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Total	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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

7 – Special Mention

A special mention asset has identified weaknesses that deserve Management’s close attention. If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. There is still adequate protection by the current sound worth and paying capacity of the obligor or of the collateral pledged. The Special Mention rating is viewed as transitional and will be monitored closely.

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

The following table shows the amortized cost of loans at March 31, 2025, that were both experiencing financial difficulty and modified during the quarter ended March 31, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the quarter ended March 31, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	172	$-	$-	0.04%

	For the quarter ended March 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$630	$1,262	$-	$-	0.39%

The financial effects of payment delay modifications and term extension modifications had a forbearance average of five months and four months weighted average extension to life of loan, respectively. There were no commitments to lend additional amounts to the borrowers included in the previous tables.

The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced.

For the quarter ended March 31, 2025
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Payment delay
Residential real estate	$-	-%	7 months	-

For the quarter ended March 31, 2024
(Dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Payment delay
Residential real estate	$-	-%	-	4 months

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of financial difficulty modification in the twelve months following modification.

	For the quarter ended March 31, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$644	$344	$125	$192

	For the quarter ended March 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$889	$1,003	$-	$-

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.

Foreclosures

As part of the normal course of business, the Company had $1.3 million in loans involved in a foreclosure process at March 31, 2025, compared to $0.7 million at December 31, 2024. The Company had no Other Real Estate Owned balance as of March 31, 2025 and December 31, 2024.

Acquired Loan Purchase Discounts

As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $4.1 million at March 31, 2025, compared to $4.4 million at December 31, 2024.

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(Dollars in thousands)	Total
2024	$222
2025	230

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$468
2026	469
2027	305
2028	289
2029	252
2030 and thereafter	2,343
Total	$4,126

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

The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three months ended March 31, 2025, and 2024.

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$16	$(2,055)	$2,442
Home equity	835	-	-	(213)	622
Commercial real estate	6,444	-	4	3,209	9,657
Construction and land development	2,651	-	-	(1,007)	1,644
Multifamily	1,003	(46)	10	1,225	2,192
Commercial business	1,185	(61)	55	55	1,234
Consumer	5	(12)	1	9	3
Manufactured homes	252	-	-	(123)	129
Government	55	-	-	(23)	32
Total	$16,911	$(119)	$86	$1,077	$17,955

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$-	$10	$23	$4,017
Home equity	698	-	-	39	737
Commercial real estate	7,045	-	-	211	7,256
Construction and land development	4,206	-	-	(750)	3,456
Multifamily	933	-	-	24	957
Commercial business	1,649	-	2	484	2,135
Consumer	7	(18)	1	16	6
Manufactured homes	181	-	-	(8)	173
Government	65	-	-	3	68
Total	$18,768	$(18)	$13	$42	$18,805

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

(Dollars in thousands)	March 31, 2025

	Real Estate	Equipment/ Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,749	$-	$-	$-	$2,749	$29
Home equity	202	-	-	-	202	-
Commercial real estate	554	-	-	-	554	64
Construction and land development	2,269	-	-	-	2,269	-
Multifamily	1,954	-	-	-	1,954	-
Commercial business	641	1,315	1,324	131	3,411	166
Total	$8,369	$1,315	$1,324	$131	$11,139	$259

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/ Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	219				219	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	712	1,399	1,428	144	3,683	191
Total	$11,376	$1,399	$1,428	$144	$14,347	$284

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.8 million and $2.9 million as of March 31, 2025, and December 31, 2024, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of March 31, 2025 (Dollars in thousands)	Non accrual with No Allowance for Credit Loss	Non accrual with Allowance for Credit Loss	Non accrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,265	$3,761	$5,026	$-
Home equity	165	638	803	-
Commercial real estate	358	656	1,014	-
Construction and land development	659	-	659	-
Multifamily	1,954	-	1,954	-
Commercial business	2,827	200	3,027	-
Total	$7,228	$5,255	$12,483	$-

As of December 31, 2024 (Dollars in thousands)	Non accrual with No Allowance for Credit Loss	Non accrual with Allowance for Credit Loss	Non accrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,514	$3,150	$4,664	$-
Home equity	179	304	483	-
Commercial real estate	1,078	202	1,280	-
Construction and land development	659	-	659	-
Multifamily	3,362	-	3,362	-
Commercial business	3,099	191	3,290	-
Total	$9,891	$3,847	$13,738	$-

Accrued interest receivable on loans totaled $5.5 million on March 31, 2025, and $5.3 million on December 31, 2024, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

Liability for Credit Losses on Unfunded Loan Commitments

The liability for credit losses inherent in unfunded loan commitments is included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The adequacy of the reserve for unfunded commitments is determined quarterly based on methodology similar to the methodology for determining the ACL. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three months ended,	Three months ended,
(Dollars in thousands)	March 31, 2025	March 31, 2024
Balance, beginning of period	$2,739	$3,441
Recovery of credit for provision	(623)	(42)
Balance, end of period	$2,116	$3,399

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2025	2024
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance March 31,	$22,395	$22,395

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company to provide quality, cost effective banking services in a competitive marketplace. Goodwill is tested periodically for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. There has not been any impairment of goodwill identified or recorded.

In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.6 million and $1.9 million as of March 31, 2025, and December 31, 2024, respectively. The table below summarizes the intangibles amortization:

The amortization recorded for the quarter ended March 31, is as follows:

(Dollars in thousands)	Total
2024	$360
2025	$225

Amortization to be recorded in future periods is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$463
2026	360
2027	294
2028	228
2029	162
Thereafter	128
Total	$1,635

Note 7 – Deposits

The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	March 31,	December 31,
	2025	2024

Checking	$589,403	$591,487
Savings	274,028	275,121
Money market	342,106	333,705
Certificates of deposit	544,847	560,253
Total deposits	$1,750,384	$1,760,566

The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $132.9 million at March 31, 2025 and $141.4 million at December 31, 2024.

At March 31, 2025, scheduled maturities of retail and brokered certificates of deposit were as follows:

(Dollars in thousands)
2025	$494,876
2026	44,418
2027	4,622
2028	729
2029 and thereafter	202
Total	$544,847

Note 8 - Concentrations of Credit Risk

The Company grants residential, commercial real estate, commercial business, and installment loans to customers primarily in Lake County in northwest Indiana and Cook County in northeast Illinois. The Company is also an active lender in Porter County, and to a lesser extent, LaPorte, Newton and Jasper counties in Indiana; and DuPage, Lake, and Will counties in Illinois. Substantially all loans are secured by specific items of collateral including residences, commercial real estate, land development, business assets and consumer assets.

Note 9 - Earnings per Share

Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the quarters ended March 31, 2025 and 2024, are as follows:

(dollars in thousands except per share data)	Quarter Ended March 31,
	2025	2024
Basic earnings per common share:
Net income as reported	$455	$9,279
Weighted average common shares outstanding	4,266,976	4,256,667
Basic earnings per common share	$0.11	$2.18

Diluted earnings per common share:
Net income as reported	$455	$9,279
Weighted average common shares outstanding	4,266,976	4,256,667
Add: Dilutive effect of unvested restricted stock awards	17,520	14,028
Weighted average common and dilutive potential common shares outstanding	4,284,496	4,270,695
Diluted earnings per common share	$0.11	$2.17

Note 10 - Stock Based Compensation

The Company’s 2015 Stock Option and Incentive Plan (the “Plan”), which was adopted by the Company’s Board of Directors on February 27, 2015, and approved by the Company’s shareholders on April 24, 2015, permits the grant of equity awards for up to 250,000 shares of common stock. The plan was amended and restated effective February 25, 2022. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, unrestricted stock, restricted stock, performance shares, performance units, stock appreciation rights or any combination thereof, as provided in the plan

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the quarter ended March 31, 2025, stock based compensation expense of $98 thousand was recorded, compared to $172 thousand for the quarter ended March 31, 2024. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $0.8 million with a weighted average life of 1.9 years.

Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest three years after the grant date. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Company’s Plan described above for the quarter ended March 31, 2025, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	44,570	$36.74
Granted	14,826	26.53
Vested	(12,609)	26.38
Forfeited	(109)	29.13
Non-vested at March 31, 2025	46,678	$36.31

Note 11 – Derivative Financial Instruments

The Company uses derivative financial instruments to help manage exposure to interest rate risk and the effects that changes in interest rates may have on net income and the fair value of assets and liabilities. The Company has certain interest rate derivative positions that are not designated as hedging instruments. Derivative assets and liabilities are recorded at fair value on the Condensed Consolidated Balance Sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Company to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a client while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each transaction, the Company agrees to pay interest to the client on a notional amount at a variable interest rate and receive interest from the client on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the client to effectively convert a variable rate loan to a fixed rate. Because the terms of the swaps with the customers and the other financial institutions offset each other, with the only difference being counterparty credit risk, changes in the fair value of the underlying derivative contracts are not materially different and do not significantly impact the Company’s results of operations.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (i.e., interest rate lock commitment). The interest rate lock commitments are considered derivatives and are recorded on the accompanying condensed consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging.

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2025
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$4,382	Other liabilities	$4,382
Interest rate lock commitments	Other assets	47	N/A	-
Total		$4,429		$4,382

December 31, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,486	Other liabilities	$5,486
Interest rate lock commitments	Other assets	24	N/A	-
Total		$5,510		$5,486

The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Quarter Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$(30)	$(30)
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(35)	8
Total		$(65)	$(22)

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025
Interest rate swap contracts	$4,382	$-	$4,382	$-	$3,630	$752
Interest rate lock commitments	47	-	47	-	-	47
Total	$4,429	$-	$4,429	$-	$3,630	$799

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$5,120	$366
Interest rate lock commitments	82	-	82	-	-	82
Total	$5,568	$-	$5,568	$-	$5,120	$448

The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2025
Interest rate swap contracts	$4,382	$-	$4,382	$-	$-	$4,382

				Gross Amounts not Offset in the
				Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$-	$5,486

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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has maintained an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at March 31, 2025 and December 31, 2024.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2025 and December 31, 2024, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At March 31, 2025 and December 31, 2024, the collateralized debt obligations with a cost basis of $2.2 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2025 and the year ended December 31, 2024. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the quarter ended March 31, 2025 and all of 2024. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$4,382	$-	$4,382	$-
Interest rate lock commitments	47	-	47	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,215	-	8,215	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,583	-	109,583	-
Municipal securities	210,699	-	210,699	-
Collateralized debt obligations	1,630	-	-	1,630
Total securities available-for-sale	$330,127	$-	$328,497	$1,630

Liabilities:
Interest rate swap contracts	$4,382	$-	$4,382	$-

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,486	$-	$5,486	$-
Interest rate lock commitments	82	-	82	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,061	-	8,061	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	-	109,325	-
Municipal securities	214,749	-	214,749	-
Collateralized debt obligations	1,419	-	-	1,419
Total securities available-for-sale	$333,554	$-	$332,135	$1,419

Liabilities:
Interest rate swap contracts	$5,486	$-	$5,486	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2025	$1,419
Principal payments	(4)
Total unrealized gains, included in other comprehensive loss	215
Ending balance, March 31, 2025	$1,630

Beginning balance, January 1, 2024	$1,357
Principal payments	(4)
Total unrealized gains, included in other comprehensive loss	89
Ending balance, March 31, 2024	$1,442

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$-	$-	$-	$-

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,496	$-	$-	$1,496

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	Fair Value at	Valuation	Significate Unobservable				Weighted-Average
(Dollars in thousands)	March 31, 2025	Technique	Inputs	Range			Range
Collateral dependent loans	$-	Fair value of collateral	Discount for type of property and current market conditions	0%	-	80%	0%

	Fair Value at	Valuation	Significate Unobservable				Weighted-Average
(Dollars in thousands)	December 31, 2024	Technique	Inputs	Range			Range
Collateral dependent loans	$1,496	Fair value of collateral	Discount for type of property and current market conditions	0%	-	80%	8%

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2025		Estimated Fair Value Measurements at March 31, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$72,367	$72,367	$72,367	$-	$-
Loans held-for-sale	2,849	2,913	-	2,913	-
Loans receivable, net	1,473,741	1,424,533	-	-	1,424,533
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,821	7,821	-	7,821	-

Financial liabilities:
Non-interest bearing deposits	$281,461	$281,461	$281,461	$-	$-
Interest bearing deposits	1,468,923	1,468,595	924,076	544,519	-
Repurchase agreements	45,053	44,915	37,163	7,752	-
Borrowed funds	56,657	56,384	-	56,384	-
Accrued interest payable	654	654	-	654	-

	December 31, 2024		Estimated Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$70,584	$70,584	$70,584	$-	$-
Loans held-for-sale	1,253	1,277	-	1,277	-
Loans receivable, net	1,492,065	1,435,148	-	-	1,435,148
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,721	7,721	-	7,721	-

Financial liabilities:
Non-interest bearing deposits	$263,324	$263,324	$263,324	$-	$-
Interest bearing deposits	1,497,242	1,496,638	936,989	559,649	-
Repurchase agreements	40,116	39,960	32,364	7,596	-
Borrowed funds	65,000	63,432	-	63,432	-
Accrued interest payable	620	620	-	620	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table at March 31, 2025 and December 31, 2024:

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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of quarter or more, are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 13 - Borrowings

At March 31, 2025, and December 31, 2024, borrowed funds are summarized below:

	(Dollars in thousands)
	March 31,	December 31,
	2025	2024
FHLB Line of Credit variable rate of 4.68% at March 31, 2025	$1,657	$-
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing August 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing August 28, 2029 (1)	10,000	10,000
Total	$56,657	$65,000

(1)	FHLB retains putable option to call these advances after a period of time

At March 31, 2025, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	$21,657
2026	-
2027	-
2028	10,000
2029	25,000
Total	$56,657

The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. The Company has available liquidity of $899.8 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company has a $1.7 million balance on the line of credit at March 31, 2025, compared to none at December 31, 2024. The Company did not have other borrowings at March 31, 2025, or as of December 31, 2024.

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

The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Quarter Ended March 31,
	2025	2024

Gain on sale-leaseback transaction, net	$-	$(11,772)

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	397	176

Right of Use assets obtained in the exchange for lease liabilities - Operating leases	-	16,140

Weighted-average remaining lease terms (in years) - Operating leases	14	15

Weighted-average discount rate - Operating leases	7.66%	7.68%

Variable lease payments	$70	$-
Operating lease costs	481	327
Total lease costs (1)	$551	$327

(1) Included in Occupancy and equipment costs on the condensed consolidated statements of income

The following table represents the maturity of the Company's operating lease liabilities as of March 31, 2025:

(Dollars in thousands)

Maturity Analysis
Remainder 2025	$1,196
2026	1,622
2027	1,657
2028	1,692
2029	1,679
Thereafter	16,798
Total	24,644
Less: Present value discount	(9,748)
Lease liability	$14,896

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

Finward Bancorp (the “Company”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2025, as compared to December 31, 2024, and the results of operations for the quarter ending March 31, 2025, and March 31, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On March 31, 2025, the Company had total assets of $2.0 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $151.8 million or 7.4% of total assets, with a book value per share of $35.10. Net income for the quarter ended March 31, 2025, was $455 thousand, or $0.11 earnings per diluted common share. For the quarter ended March 31, 2025, the return on average assets (ROA) was 0.09%, while the return on average stockholders’ equity (ROE) was 1.17%.

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

Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Company’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Company’s or the Bank’s ability or plans to expand and engage in business acquisitions.

Financial Condition

General

During the quarter ended March 31, 2025, total assets decreased by $21.0 million (1.0%), with interest-earning assets decreasing by $18.0 million (0.9%). At March 31, 2025, interest-earning assets totaled $1.89 billion compared to $1.90 billion at December 31, 2024. Earning assets represented 92.4% of total assets at March 31, 2025, and 92.3% of total assets at December 31, 2024.

Loan Portfolio

Net loans receivable totaled $1.49 billion at March 31, 2025, compared to $1.51 billion at December 31, 2024. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Company’s end-of-period loan balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2025		2024
	Balance	% Loans	Balance	% Loans

Residential real estate	$458,424	30.8%	$467,293	31.0%
Home equity	49,752	3.3	49,758	3.3
Commercial real estate	554,866	37.2	551,674	36.6
Construction and land development	86,728	5.8	82,874	5.5
Multifamily	204,964	13.8	212,455	14.1
Commercial business	99,519	6.7	104,246	6.9
Consumer	504	0.0	551	0.0
Manufactured Homes	25,762	1.7	26,708	1.8
Government	9,279	0.6	11,024	0.7
Gross loans receivable	1,489,798	100.0%	1,506,583	100.0%
Plus:
Net deferred loans origination costs	2,209		2,439
Loan clearing funds	(311)		(46)
Loans receivable, net of deferred fees and costs	$1,491,696		$1,508,976

Adjustable rate loans / loans receivable	$772,439	51.8%	$793,920	52.7%

Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $554.9 million as of March 31, 2025, compared to $551.7 million as of December 31, 2024. Given prevailing market conditions such as continued elevated interest rate levels and reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 37.2% of the total loan portfolio at March 31, 2025, and 36.6% at December 31, 2024. A further breakdown of the composition of the commercial real estate loan portfolio as of March 31, 2025, and December 31, 2024 is shown in the table below:

Commercial Real Estate (CRE)
(Dollars in thousands)	March 31, 2025			December 31, 2024
	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE Owner Occupied (CRE OO)
Food services & drinking places	67	$30,534	2.0%	65	$30,481	2.0%
Gasoline stations & fuel dealers	30	30,154	2.0%	28	28,957	1.9%
Ambulatory health care services	33	28,526	1.9%	33	28,891	1.9%
Repair and maintenance	37	16,300	1.1%	34	16,050	1.1%
Specialty trade contractors	32	13,168	0.9%	31	13,265	0.9%
Merchant wholesalers, durable goods	13	12,134	0.8%	13	12,332	0.8%
Truck transportation	15	11,510	0.8%	12	10,350	0.7%
Personal and laundry services	31	10,474	0.7%	31	10,673	0.7%
Professional, scientific, and technical services	26	10,120	0.7%	26	10,266	0.7%
Other	191	84,467	5.7%	195	85,344	5.7%
Total CRE Owner Occupied (CRE OO)	475	$247,387	16.6%	468	$246,609	16.4%

CRE Non Owner Occupied (CRE NOO)
Strip centers - lessors	166	$139,755	9.4%	165	$140,360	9.3%
Hotels	18	48,081	3.2%	18	48,659	3.2%
Industrial properties - lessors	62	46,340	3.1%	60	43,581	2.9%
Office properties - lessors	57	40,421	2.7%	57	38,472	2.6%
Special use - lessors	10	11,420	0.8%	10	11,527	0.8%
MiniWarehouses - lessors	17	8,373	0.6%	17	8,011	0.5%
Big box retail - lessors	2	8,112	0.5%	2	8,201	0.5%
Other	12	4,977	0.3%	14	6,254	0.4%
Total CRE Non Owner Occupied (CRE NOO)	344	$307,479	20.6%	343	$305,065	20.2%

Total Commercial Real Estate (OO & NOO)	819	$554,866	37.2%	811	$551,674	36.6%

Total Gross Loans		$1,489,798			$1,506,583

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

The following table sets forth certain information at March 31, 2025, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing	After one	After five
	within	but within	but within	After
	one year	five years	fifteen years	fifteen years	Total
Residential real estate	$6,115	$19,480	$85,913	$346,916	$458,424
Home equity	7,823	129	5,393	36,407	49,752
Commercial real estate	33,696	144,822	375,715	633	554,866
Construction and land development	29,835	14,959	34,592	7,342	86,728
Multifamily	31,552	59,219	114,193	-	204,964
Commercial business	39,731	41,184	18,511	93	99,519
Consumer	246	258	-	-	504
Manufactured homes	1	140	8,824	16,797	25,762
Government	-	8,113	1,166	-	9,279
Total loans receivable	$148,999	$288,304	$644,307	$408,188	$1,489,798

The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2025, the Company originated $9.6 million in new fixed rate mortgage loans for sale, compared to $3.8 million during the three months ended March 31, 2024. Net gains realized from the mortgage loan sales totaled $230 thousand for the three months ended March 31, 2025, compared to $152 thousand for the three months ended March 31, 2024. The increase in originations and increase in net gains realized from mortgage loan sales for the three months ended March 31, 2025, compared to the prior year period is due to the receipt of additional gain on sale based on loan performance from loans sold to Federal Home Loan Bank of Indianapolis in previous years. At March 31, 2025, the Company had $2.8 million in loans that were classified as held for sale, compared to $1.3 million at December 31, 2024.

Asset Quality

Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.

The Company's nonperforming loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2025	December 31, 2024
Residential real estate	$5,026	$4,665
Home equity	803	483
Commercial real estate	1,014	1,280
Construction and land development	659	658
Multifamily	1,954	3,362
Commercial business	3,027	3,290
Total	$12,483	$13,738

Nonperforming loans to total loans	0.84%	0.91%
Nonperforming loans to total assets	0.61%	0.67%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2025 or December 31, 2024.

The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2025	December 31, 2024
Residential real estate	$5,114	$4,754
Home equity	810	490
Commercial real estate	554	1,598
Construction and land development	2,269	2,285
Multifamily	1,954	3,550
Commercial business	3,027	3,290
Manufactured homes	-	54
Total	$13,728	$16,021

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.

The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2025	December 31, 2024
Residential real estate	$4,477	$4,291
Home equity	655	459
Commercial real estate	11,732	8,008
Construction and land development	1,596	3,675
Multifamily	2,582	5,329
Commercial business	2,997	3,528
Manufactured homes	38	-
Total	$24,077	$25,290

At March 31, 2025, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.

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

The Company's provision for credit losses on loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2025	March 31, 2024
Residential real estate	$(2,055)	$23
Home equity	(213)	39
Commercial real estate	3,209	211
Construction and land development	(1,007)	(750)
Multifamily	1,225	24
Commercial business	55	484
Consumer	9	16
Manufactured homes	(123)	(8)
Government	(23)	3
Total	$1,077	$42

The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)
	For the quarter ended March 31, 2025
Loan Segment	Charge-off	Recoveries	Net (Charge-offs)
Residential real estate	$-	$16	$16
Commercial real estate	-	4	4
Multifamily	(46)	10	(36)
Commercial business	(61)	55	(6)
Consumer	(12)	1	(11)
Total	$(119)	$86	$(33)

(Dollars in thousands)
	For the quarter ended March 31, 2024
Loan Segment	Charge-off	Recoveries	Net (Charge-offs)
Residential real estate	$-	$10	$10
Commercial business	-	2	2
Consumer	(18)	1	(17)
Total	$(18)	$13	$(5)

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

The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)
	March 31, 2025	December 31, 2024

Allowance for credit losses	$17,955	$16,911
Total loans	$1,491,696	$1,508,976
Non-performing loans	$12,483	$13,738
ACL-to-total loans	1.20%	1.12%
ACL-to-non-performing loans (coverage ratio)	143.8%	123.1%

Investment Portfolio

The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $330.1 million at March 31, 2025, compared to $333.6 million at December 31, 2024, a decrease of $3.5 million (1.0%). The decrease in securities available for sale for the quarter was primarily due to continued portfolio runoff. Accumulated other comprehensive loss ("AOCL") was $58.2 million as of March 31, 2025, compared to $58.1 million on December 31, 2024, a decline of $160 thousand, or 0.3%. The yield on the securities portfolio increased to 2.38% for the three months ended March 31, 2025 from 2.34% for the three months ended December 31, 2024. Management did not execute any securities sale transactions during the quarter. At March 31, 2025, the securities portfolio represented 17.5% of interest-earning assets and 16.2% of total assets compared to 17.5% of interest-earning assets and 16.2% of total assets at December 31, 2024.

The carrying value of the Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31,		December 31,
(Dollars in thousands)	2025		2024
	Balance	% Securities	Balance	% Securities

U.S. government sponsored entities	$8,215	2.5%	$8,061	2.4%
Collateralized mortgage obligations and residential mortgage-backed securities	109,583	33.2%	109,325	32.8%
Municipal securities	210,699	63.8%	214,749	64.4%
Collateralized debt obligations	1,630	0.5%	1,419	0.4%
Total securities available-for-sale	$330,127	100.0%	$333,554	100.0%

	March 31,	December 31,
(Dollars in thousands)	2025	2024	Change
	Balance	Balance	$	%

Interest bearing deposits in other financial institutions	$52,829	$52,047	$782	1.5%
Fed funds sold	975	654	321	49.1%
Federal Home Loan Bank stock	6,547	6,547	-	-

The increase in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at March 31, 2025, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its annualized yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities	$-	0.00%	$8,215	1.00%	$-	0.00%	$-	0.00%	$8,215
Collateralized mortgage obligations and residential mortgage- backed securities	-	0.00%	-	0.00%	-	0.00%	109,583	1.55%	$109,583
Municipal Securities	-	0.00%	2,795	2.38%	31,110	3.24%	176,794	2.99%	210,699
Collateralized debt obligations	-	0.00%	-	0.00%	-	0.00%	1,630	3.34%	1,630
Totals	$-	0.00%	$11,010	1.35%	$31,110	3.24%	$288,007	2.45%	$330,127

Deposits

Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.

The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	March 31,	December 31,	Change
	2025	2024	$	%

Checking	$589,403	$591,487	$(2,084)	-0.4%
Savings.	274,028	275,121	(1,093)	-0.4%
Money market	342,106	333,705	8,401	2.5%
Certificates of deposit	544,847	560,253	(15,406)	-2.7%
Total deposits	$1,750,384	$1,760,566	$(10,182)	-0.6%

As of March 31, 2025, deposits totaled $1.8 billion, a decrease of $10.2 million or 0.6% compared to December 31, 2024. Core deposits totaled $1.2 billion at March 31, 2025, compared to $1.2 billion on December 31, 2024, a slight increase of $5.2 million or 0.4%. Core deposits include checking, savings, and money market accounts and represented 68.9% of the Company’s total deposits at March 31, 2025. On March 31, 2025, balances for certificates of deposit totaled $544.8 million, compared to $560.3 million on December 31, 2024, a decrease of $15.4 million or 2.7%. The decrease in deposits is primarily related to cyclical inflows and outflows related to a number of municipality depositors and planned adjustments to deposit pricing.

Checking account balances decreased $2.1 million and interest bearing savings account balances decreased $1.1 million in the first three months of 2025 primarily due to decreases in not-for-profit and public funds balances, offset by increases in business and retail customers preferences. Money market account balances increased by $8.4 million during the first three months of 2025 due to business and retail consumer preferences. Certificates of deposits declined by $15.4 million in the first three months of 2025 primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.

Noninterest bearing demand accounts comprised 16.1% of total deposits at March 31, 2025, and 15.0% of total deposits at December 31, 2024. Interest bearing demand accounts, including money market and savings accounts, comprised 52.8% of total deposits at March 31, 2025, and 53.2% at December 31, 2024. Time accounts as a percentage of total deposits were 31.1% at March 31, 2025, and 31.8% at December 31, 2024.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Three Months Ended		Three Months Ended
	March 31, 2025		December 31, 2024
	Amount	Rate (%)	Amount	Rate (%)

Noninterest bearing demand deposits	$279,013	-	$289,467	-
Interest-bearing demand deposits	314,545	0.74	296,760	0.78
MMDA Accounts	340,740	2.95	331,411	3.20
Savings accounts	274,684	0.05	276,483	0.05
Certificates of deposit	551,408	3.57	560,544	3.96
Total Deposits	$1,760,390	1.83	$1,754,665	2.01

The decrease in deposit rates in the three months ended March 31, 2025, as compared to three months ending December 31, 2024, is primarily the result of the decrease in short-term market interest rates.

Borrowed Funds

The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

	March 31,	December 31,
	2025	2024	Change
(Dollars in thousands)	Balance	Balance	$	%

Repurchase agreements	$45,053	$40,116	$4,937	12.3%
Borrowed funds	56,657	65,000	(8,343)	-12.8%
Total borrowed funds	$101,710	$105,116	$(3,406)	-3.2%

Borrowings and repurchase agreements totaled $101.7 million at March 31, 2025, compared to $105.1 million at December 31, 2024, a decrease of $3.4 million or 3.2%. The decrease in borrowings from December 31, 2024, was the result of the FHLB calling $20.0 million of the Company’s putable advances due to movement in market interest rates, as well as intentional balance sheet management during the quarter. As of March 31, 2025, 72% of our deposits are fully FDIC insured, and another 9% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of March 31, 2025, the Company had available liquidity of $696 million including borrowing capacity from the FHLB and Federal Reserve facilities.

Other assets totaled $41.8 million at March 31, 2025, compared to $43.9 million at December 31, 2024. The decrease in other assets is primarily related to decreased fair value of the Company’s interest rate swap contract derivative. Accrued expenses and other liabilities totaled $35.8 million at March 31, 2025, compared to $43.6 million at December 31, 2024. The decrease in accrued expenses and other liabilities is primarily the result of the decreased fair value of the Company’s interest rate swap contract derivative, along with other activities.

Market Risk and Interest Rate Sensitivity

General

Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of March 31, 2025, the Company has identified interest rate risk as our primary source of market risk.

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

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of March 31, 2025 (dollars in millions):

Interest Rate Scenario	EVE*	Percent Change	Net interest income	Percent Change
+400 Bps	$263	-38.3%	$59.4	-5.1%
+300 Bps	$318	-25.4%	$61.1	-2.4%
+200 Bps	$369	-13.4%	$62.2	-0.6%
+100 Bps	$406	-4.9%	$62.6	0.0%
No change	$426	0.0%	$62.6	0.0%
-100 Bps	$437	2.4%	$62.5	0.0%
-200 Bps	$433	1.5%	$62.4	-0.3%
-300 Bps	$413	-3.2%	$63.4	1.3%
-400 Bps	$387	-9.2%	$64.2	2.5%

* Economic Value of Equity ("EVE") at Risk

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

Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At March 31, 2025, we had five outstanding advances totaling $55 million and the ability to borrow up to $473.9 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At March 31, 2025, we had $1.7 million in line of credit drawn from the FHLB and we had no outstanding balance from the Federal Reserve Bank of Chicago. At March 31, 2025, cash and cash equivalents were $72.4 million and secured borrowing capacity at the Federal Reserve Bank totaled $182.6 million, providing total liquidity sources of $695.8 million.

The following table shows the Company’s sources of liquidity as of March 31, 2025 and December 31, 2024:

	Sources of Liquidity
	As of March 31, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$55,000	$473,902	$65,000	$459,648
Bank Term Funding and Fed Discount Window	-	182,573	-	186,788
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	1,657	23,343	-	25,000
Total	$56,657	$695,818	$65,000	$687,436

During the three months ended March 31, 2025, cash and cash equivalents increased by $1.7 million compared to a $14.2 million decrease for the three months ended March 31, 2024. The primary sources of cash and cash equivalents were changes in other borrowings, sales of loans originated for sale, proceeds from the maturity of securities, and change in repurchase agreements. The primary uses of cash and cash equivalents were loan originations. Cash used in operating activities totaled $3.8 million for the three months ended March 31, 2025, compared to cash used of $25 thousand for the three months ended March 31, 2024. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale, offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $19.7 million for the current period, compared to cash provided in investing activities of $39.2 million for the three months ended March 31, 2024. Cash provided by investing activities for the current three month period was primarily related to net change in loans receivable, and proceeds from maturity of securities. Cash used in financing activities totaled $14.1 million during the current period compared to net cash used in financing activities of $53.4 million for the three months ended March 31, 2024. The net cash used in financing activities was primarily the result of net change in deposits and change in other borrowed funds, offset against a change in repurchase agreement balances. On a cash basis, the Company paid dividends on common stock of $518 thousand for the three months ended March 31, 2025, and $515 thousand for the three months ended March 31, 2024.

At March 31, 2025, outstanding commitments to fund loans totaled $254.0 million. Approximately 53.8% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $7.9 million at March 31, 2025. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2025, stockholders' equity increased by $393 thousand (0.3%). During the three months ended March 31, 2025, stockholders’ equity was primarily increased by net income of $455 thousand, offset by other comprehensive losses as the result of market value changes within the securities portfolio of $160 thousand. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2025 or 2024. During 2025, 12,609 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 3,930 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.

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

During the three months ended March 31, 2025, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.2 million. These investments currently have ratings that are below investment grade. As a result, approximately $7.9 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.

In addition, the following table shows that, at March 31, 2025, and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)					Minimum Required To Be
(unaudited)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$178,036	11.02%	$72,679	4.50%	$104,981	6.50%
Tier 1 capital to risk-weighted assets	$178,036	11.02%	$96,906	6.00%	$129,207	8.00%
Total capital to risk-weighted assets	$198,107	12.27%	$129,207	8.00%	$161,509	10.00%
Tier 1 capital to adjusted average assets	$178,036	8.48%	$84,019	4.00%	$105,023	5.00%

(Dollars in thousands)					Minimum Required To Be
(unaudited)			Minimum Required For		Well Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 capital to adjusted average assets	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%

The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Regulatory Developments Regarding the Company and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2025, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2025 net income. On April 9, 2025, the Board of Directors of the Company declared its most recent quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on May 12, 2025 to shareholders of record on April 22, 2025.

Results of Operations - Comparison of the Quarter Ended March 31, 2025 to the Quarter Ended March 31, 2024

For the quarter ended March 31, 2025, the Company reported net income of $455 thousand, compared to net income of $9.3 million for the quarter ended March 31, 2024, a decrease of $8.8 million (95.1%). The decrease in net income for the quarter ended March 31, 2025 is primarily attributable to the $11.8 million pre-tax gain associated with the sale leaseback transaction occurring during the quarter ended March 31, 2024. For the quarter ended March 31, 2025, the return on average assets was 0.09%, compared to 1.77 % for the quarter ended March 31, 2024. The return on average equity was 1.17% for the quarter ended March 31, 2025, compared to 24.97% for the quarter ended March 31, 2024.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2025	March 31, 2024
Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$53,553	$541	4.04	$68,935	$852	4.95
Federal funds sold	1,375	12	3.49	814	10	4.91
Securities available-for-sale	336,060	1,997	2.38	365,194	2,161	2.37
Loans receivable	1,498,312	19,655	5.25	1,504,011	18,879	5.02
Federal Home Loan Bank stock	6,547	136	8.31	6,547	82	5.01
Total interest earning assets	1,895,847	$22,341	4.71	1,945,501	$21,984	4.52
Cash and non-interest bearing deposits in other financial institutions	27,919	18,230
Allowance for credit losses	(16,946)	(18,743)
Other noninterest bearing assets	153,148	151,945
Total assets	$2,059,968	$2,096,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,481,377	$8,045	2.17	$1,487,771	$8,794	2.36
Repurchase agreements	41,631	348	3.34	38,151	370	3.88
Borrowed funds	61,613	635	4.12	90,053	1,040	4.62
Total interest bearing liabilities	1,584,621	$9,028	2.28	1,615,975	$10,204	2.53
Non-interest bearing deposits	279,013	294,398
Other noninterest bearing liabilities	40,923	37,897
Total liabilities	1,904,557	1,948,270
Total stockholders' equity	155,411	148,663
Total liabilities and stockholders' equity	$2,059,968	$2,096,933

Net Interest Income	$13,313	$11,780
Return on average assets	0.09%	1.77%
Return on average equity	1.17%	24.97%
Net interest margin (average earning assets)	2.81%	2.42%
Net interest margin (average earning assets) - tax equivalent	2.95%	2.57%
Net interest spread	2.43%	1.99%
Ratio of interest-earning assets to interest-bearing liabilities	1.20	x	1.20	x

Net interest income for the quarter ended March 31, 2025, was $13.3 million, an increase of $1.5 million (13.0%), compared to $11.8 million for the quarter ended March 31, 2024. The weighted-average yield on interest-earning assets was 4.71% for the quarter ended March 31, 2025, compared to 4.52% for the quarter ended March 31, 2024. The weighted-average cost of interest-bearing liabilities for the quarter ended March 31, 2025, was 2.28% compared to 2.53% for the quarter ended March 31, 2024. The impact of the 4.71% return on interest-earning assets and the 2.28% cost of interest-bearing liabilities resulted in an interest rate spread of 2.43% for the current quarter, an increase from the 1.99% spread for the quarter ended March 31, 2024. On a tax adjusted basis, the Company’s net interest margin was 2.95% for the quarter ended March 31, 2025, compared to 2.57% for the quarter ended March 31, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	March 31, 2025	March 31, 2024
Calculation of tax adjusted net interest margin
Net interest income	$13,313	$11,780
Tax adjusted interest on securities and loans	670	722
Adjusted net interest income	$13,983	$12,502
Total average earning assets	1,895,847	1,945,501
Tax adjusted net interest margin	2.95%	2.57%

The increased net interest income and net interest margin for the quarter ended March 31, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.

The following table shows the change in noninterest income for the quarter ending March 31, 2025, and March 31, 2024.

(Dollars in thousands)	Quarter Ended March 31,		3/31/2025 vs. 3/31/2024
	2025	2024	$ Change	% Change
Noninterest income:
Fees and service charges	$1,109	$1,153	$(44)	-3.8%
Wealth management operations	619	633	(14)	-2.2%
Gain on tax cred investment	67	-	67	0.0%
Gain on sale of loans held-for-sale, net	230	152	78	51.3%
Loss on sale of securities, net	-	(531)	531	-100.0%
Increase in cash value of bank owned life insurance	198	193	5	2.6%
Gain (loss) on sale of real estate	-	11,858	(11,858)	-100.0%
Other	6	17	(11)	-64.7%

Total noninterest income	$2,229	$13,475	$(11,246)	-83.5%

The decrease in noninterest income was primarily caused by two special first quarter 2024 strategic initiatives involving the pre-tax non-interest income gain of approximately $11.8 million from a sale-leaseback transaction completed on February 22, 2024. This 2024 noninterest income real estate gain was also partially offset by a $531 thousand loss from the sale of $15.1 million in securities, a transaction also completed during first quarter 2024 to improve future profitability, deleverage the balance sheet through a reduction in borrowings outstanding, and further benefit regulatory capital ratios in subsequent periods.

The following table shows the change in noninterest expense for the quarter ending March 31, 2025, and March 31, 2024.

(Dollars in thousands)	Quarter Ended March 31,		3/31/2025 vs. 3/31/2024
	2025	2024	$ Change	% Change
Noninterest expense:
Compensation and benefits	$7,372	$7,109	$263	3.7%
Occupancy and equipment	2,111	1,915	196	10.2%
Data processing	1,039	1,170	(131)	-11.2%
Marketing	86	158	(72)	-45.6%
Federal deposit insurance premiums	433	501	(68)	-13.6%
Professional services	1,260	1,557	(297)	-19.1%
Net (gain) recognized on sale of premises and equipment	454	625	(171)	-27.4%
Other	1,717	1,969	(252)	-12.8%

Total noninterest expense	$14,472	$15,004	$(532)	-3.5%

Decreases in non-interest expenses during the quarter ended March 31, 2025, were primarily attributable to non-recurring professional and outside service expenses occurring during 2024 which were associated with the implementation of the corrective actions set forth in the consent order and sale leaseback transaction, as well as lower data processing and technology costs during 2025. This decrease in non-interest expense was primarily offset by increases in compensation and benefit expense driven by annual merit-based increases, as well as increased ongoing occupancy and equipment expenses associated with the sale leaseback transaction.

The provision for income taxes was $161 thousand for the quarter ended March 31, 2025, as compared to $972 thousand for the quarter ended March 31, 2024. The effective tax rate was 26.1% for the quarter ended March 31, 2025, as compared to 9.5% for the quarter ended March 31, 2024. The Company’s higher current effective tax rate for the quarter ended March 31, 2025, is a result of lower tax preferred income relative to taxable income during the quarter as compared to March 31, 2024 which included a $11.8 million pre-tax gain associated with the sale leaseback transaction closed during the quarter.

Critical Accounting Policies

The notes to the condensed consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10–K for 2024 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.

Forward-Looking Statements

Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Company’s 2024 Form 10-K.

Non-GAAP Financial Measures

This filing includes certain financial measures that are identified as non-GAAP, including adjusted net interest income and tax adjusted net interest margin. The Company provides these non-GAAP performance measures because they are used by management to evaluate and measure the Company’s performance, which the Company believes also is useful to assist investors in assessing the Company’s operating performance. Where non-GAAP financial measures are used in this report, the most comparable GAAP measure, as well as the reconciliation to the most comparable GAAP measure, can be found in the tables referenced herein.

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

The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended March 31, 2025 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2025 – January 31, 2025	-	N/A	-	48,828
February 1, 2025 – February 28, 2025	3,930	$26.38	-	48,828
March 1, 2025 – March 31, 2025	-	N/A	-	48,828

(1)

The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.

(2)

The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s 2015 Stock Option and Incentive Plan. For the three months ended March 31, 2025, 3,930 shares were reacquired at an average per share price of $26.38 pursuant to these tax withholding transactions.

Item 3.	Defaults Upon Senior Securities

There are no matters reportable under this item.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: May 15, 2025	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 15, 2025	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial
Officer and Treasurer