Form 10-Q
period 2025-06-30
Finward Bancorp
filed 2025-08-13
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2025 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒
There were 4,324,889 shares of the registrant’s Common Stock, without par value, outstanding at August 11, 2025.

Finward Bancorp

PART I. Financial Information
Item 1. Financial Statements and Notes (unaudited)

Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands)	June 30, 2025	December 31, 2024
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$23,027	$17,883
Interest bearing deposits in other financial institutions	79,976	52,047
Federal funds sold	411	654
Total cash and cash equivalents	103,414	70,584
Securities available-for-sale	327,845	333,554
Loans held-for-sale	834	1,253
Loans receivable, net of deferred fees and costs	1,484,278	1,508,976
Less: Allowance for credit losses	(18,184)	(16,911)
Net loans receivable	1,466,094	1,492,065
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,651	7,721
Premises and equipment	46,179	47,259
Cash value of bank owned life insurance	33,932	33,514
Goodwill	22,395	22,395
Other intangible assets	1,414	1,860
Other assets	41,606	43,947
Total assets	$2,057,911	$2,060,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$271,172	$263,324
Interest bearing	1,483,678	1,497,242
Total	1,754,850	1,760,566
Repurchase agreements	48,331	40,116
Borrowed funds	65,000	65,000
Accrued expenses and other liabilities	35,477	43,603
Total liabilities	1,903,658	1,909,285
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2025 - 4,324,889 December 31, 2024 - 4,313,698	-	-
Additional paid-in capital	70,263	70,034
Accumulated other comprehensive loss	(57,560)	(58,084)
Retained earnings	141,550	139,464
Total stockholders' equity	154,253	151,414
Total liabilities and stockholders' equity	$2,057,911	$2,060,699
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans receivable	$19,940	$19,174	$39,595	$38,053
Securities	2,108	2,143	4,241	4,386
Other interest earning assets	622	810	1,175	1,672
Total interest income	22,670	22,127	45,011	44,111
Interest expense:
Deposits	7,780	8,610	15,825	17,404
Repurchase agreements	370	399	718	769
Borrowed funds	575	1,064	1,210	2,104
Total interest expense	8,725	10,073	17,753	20,277
Net interest income	13,945	12,054	27,258	23,834
Provision for (benefit from) credit losses	(274)	76	180	76
Net interest income after provision for credit losses	14,219	11,978	27,078	23,758
Non-interest income:
Fees and service charges	1,330	1,257	2,439	2,410
Wealth management operations	696	763	1,315	1,396
Gain on tax credit investment	-	-	67	-
Gain on sale of loans held-for-sale, net	378	320	608	472
Loss on sale of securities, net	-	-	-	(531)
Increase in cash value of bank owned life insurance	220	212	418	405
Gain on sale of real estate	-	15	-	11,873
Other	59	6	65	24
Total non-interest income	2,683	2,573	4,912	16,049
Non-interest expense:
Compensation and benefits	7,313	7,037	14,685	14,146
Occupancy and equipment	1,935	2,116	4,046	4,024
Data processing	1,341	1,135	2,380	2,305
Marketing	214	212	300	370
Federal deposit insurance premiums	471	397	904	898
Professional and outside services	1,115	1,257	2,375	2,814
Technology	545	507	999	1,132
Other	1,852	1,756	3,569	3,732
Total non-interest expense	14,786	14,417	29,258	29,421
Income before income tax expense	2,116	134	2,732	10,386
Income tax expense (benefit)	(35)	(9)	126	963
Net income	$2,151	$143	$2,606	$9,423

Earnings per common share:
Basic	$0.50	$0.03	$0.61	$2.21
Diluted	$0.50	$0.03	$0.61	$2.21

Dividends declared per common share	$0.12	$0.12	$0.12	$0.24
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2025	2024	2025	2024
Net income	$2,151	$143	$2,606	$9,423

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	899	(3,338)	689	(10,050)
Less: reclassification adjustment for losses included in net income	-	-	-	531
Net securities gain (loss) during the period	899	(3,338)	689	(9,519)
Tax effect	(215)	712	(165)	2,193
Other comprehensive income (loss), net of tax	684	(2,626)	524	(7,326)
Comprehensive income (loss) net of tax	$2,835	$(2,483)	$3,130	$2,097
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2024	$-	$69,727	$(56,313)	$138,167	$151,581
Net income	-	-	-	143	143
Other comprehensive loss, net of tax	-	-	(2,626)	-	(2,626)
Net surrender value of 3,364 restricted stock awards	-	(82)	-	-	(82)
Stock-based compensation expense	-	133	-	-	133
Cash dividends, $0.12 per share	-	-	-	(518)	(518)
Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345
Net income	-	-	-	9,423	9,423
Other comprehensive loss, net of tax	-	-	(7,326)	-	(7,326)
Net surrender value of 3,364 restricted stock awards	-	(82)	-	-	(82)
Stock-based compensation expense	-	305	-	-	305
Cash dividends, $0.24 per share	-	-	-	(1,034)	(1,034)
Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631

Balance at March 31, 2025	$-	$70,132	$(58,244)	$139,919	$151,807
Net income	-	-	-	2,151	2,151
Other comprehensive income, net of tax	-	-	684	-	684
Stock-based compensation expense	-	131	-	-	131
Cash dividend, $0.12 per share	-	-	-	(520)	(520)
Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	2,606	2,606
Other comprehensive income, net of tax	-	-	524	-	524
Stock-based compensation expense	-	229	-	-	229
Cash dividends, $0.12 per share	-	-	-	(520)	(520)
Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,606	$9,423
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(18,141)	(10,594)
Sale of loans originated for sale	19,178	10,217
Depreciation and amortization, net of accretion	3,231	3,436
Stock based compensation expense	229	305
Cash payments for lease liabilities	(800)	(570)
Loss on sale of securities, net	-	531
Gain on sale of loans held-for-sale, net	(624)	(470)
Gain on sale of real estate	-	(11,873)
Gain on sale of foreclosed real estate	-	(1)
Increase of cash value of bank owned life insurance	(418)	(405)
Gain on derivatives	16	(2)
Provision for credit losses	180	76
Change in:
Interest receivable	70	350
Interest payable	(34)	(1,543)
Other assets	2,136	2,855
Accrued expenses and other liabilities	(6,669)	990
Total adjustments	(1,646)	(6,698)
Net cash provided by operating activities	960	2,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	5,687	6,326
Proceeds from sales of securities available-for-sale	-	14,697
Net change in loans receivable	24,593	5,976
Purchase of premises and equipment	(461)	(2,344)
Proceeds from sale of premises and equipment	-	17,677
Proceeds from sale of foreclosed real estate	72	72
Net cash provided by investing activities	29,891	42,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(5,716)	(56,667)
Proceeds from borrowed funds	40,000	90,000
Repayment of borrowed funds	(40,000)	(85,000)
Net surrender value of restricted stock awards	-	(82)
Change in repurchase agreements	8,215	4,849
Dividends paid	(520)	(1,030)
Net cash provided by (used in) financing activities	1,979	(47,930)
Net change in cash and cash equivalents	32,830	(2,801)
Cash and cash equivalents at beginning of period	70,584	86,008
Cash and cash equivalents at end of period	$103,414	$83,207
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,718	$21,779
Income taxes	-	160
Noncash activities:
Dividends declared not paid	-	515
Right-of-use asset obtained in exchange for lease liability	-	16,140
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation
Organization and Description of Business
The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of June 30, 2025, and December 31, 2024, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2025, and 2024, and condensed consolidated statements of cash flows for the six months ended June 30, 2025, and 2024. The income reported for the six months ended June 30, 2025, is not necessarily indicative of the results to be expected for the full year.
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
The Notes to the Condensed Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2024 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Condensed Consolidated Balance Sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for condensed financial statements.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our condensed consolidated financial statements.

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

Note 4 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
U.S. government sponsored entities	$8,884	$-	$(577)	$8,307
Collateralized mortgage obligations and residential mortgage-backed securities	130,260	-	(22,288)	107,972
Municipal securities	262,277	-	(52,327)	209,950
Collateralized debt obligations	2,149	-	(533)	1,616
Total securities available-for-sale	$403,570	$-	$(75,725)	$327,845

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government sponsored entities	$8,884	$-	$(823)	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities	135,974	-	(26,649)	109,325
Municipal securities	262,954	-	(48,205)	214,749
Collateralized debt obligations	2,156	-	(737)	1,419
Total securities available-for-sale	$409,968	$-	$(76,414)	$333,554

The cost basis and estimated fair value of available-for-sale debt securities at June 30, 2025, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
June 30, 2025	Cost Basis	Estimated Fair Value
Due in one year or less	$-	$-
Due from one to five years	12,438	11,590
Due from five to ten years	41,642	36,578
Due over ten years	219,230	171,705

Collateralized mortgage obligations and residential mortgage-backed securities	130,260	107,972
Total	$403,570	$327,845
Sales of available-for-sale securities were as follows for the quarter ended:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Proceeds	$-	$-	$-	$14,697
Gross gains	-	-	-	-
Gross losses	-	-	-	(531)
Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning balance, April 1, 2025	$(58,244)
Period change	684
Ending balance, June 30, 2025	$(57,560)

(Dollars in thousands)
Unrealized loss
Beginning balance, April 1, 2024	$(56,313)
Current period change	(2,626)
Ending balance, June 30, 2024	$(58,939)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Period change	524
Ending Balance, June 30, 2025	$(57,560)

(Dollars in thousands)
Unrealized loss
Beginning balance, January 1, 2024	$(51,613)
Current period change	(7,326)
Ending balance, June 30, 2024	$(58,939)
Securities with market values of approximately $327.1 million and $326.5 million were pledged as of June 30, 2025 and December 31, 2024, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.
Securities with unrealized losses at June 30, 2025, and December 31, 2024 not recognized in income are as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
June 30, 2025
U.S. government sponsored entities	$-	$-	$8,307	$(577)	$8,307	$(577)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	107,972	(22,288)	107,972	(22,288)	100.0%
Municipal securities	-	-	209,950	(52,327)	209,950	(52,327)	100.0%
Collateralized debt obligations	-	-	1,616	(533)	1,616	(533)	100.0%
Total temporarily impaired	$-	$-	$327,845	$(75,725)	$327,845	$(75,725)	100.0%
Number of securities		-		411		411

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
December 31, 2024
U.S. government sponsored entities	$-	$-	$8,061	$(823)	$8,061	$(823)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,325	(26,649)	109,325	(26,649)	100.0%
Municipal securities	3,310	(156)	211,439	(48,049)	214,749	(48,205)	100.0%
Collateralized debt obligations	-	-	1,419	(737)	1,419	(737)	100.0%
Total temporarily impaired	$3,310	$(156)	$330,244	$(76,258)	$333,554	$(76,414)	100.0%
Number of securities		4		409		413
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

Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.6 million at June 30, 2025 and $1.4 million million at December 31, 2024, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.
Accrued interest receivable on AFS debt securities totaled $2.1 million at June 30, 2025, and $2.3 million at December 31, 2024. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.
Note 5 - Loans Receivable
The Company’s current lending programs are described below:
Residential Real Estate. A primary lending activity of the Company has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Company’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value.
Fixed rate loans generally conform to Freddie Mac guidelines for loans purchased under the 1-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans may be sold and/or classified as held for sale to control exposure to interest rate risk.
The Company’s Adjustable-Rate Mortgage Loans (“ARMs”) include offerings that have a three, five, seven or ten year fixed period. The ability of the Company to successfully market ARM’s depends upon loan demand, prevailing interest rates, volatility of interest rates, and terms offered by competitors.
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
Manufactured Homes. The Company has purchased fixed rate closed loans from a third-party that are subject to the Company’s underwriting requirements and secured by manufactured homes. The maturity date on these loans can range up to 25 years. In addition, these loans are partially secured by a reserve account held at the Company.
Government Loans. The Company is permitted to purchase non-rated municipal securities, tax anticipation notes and warrants within the local market area.
Loans consist of the following as of June 30, 2025, and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Loans secured by real estate:
Residential real estate	$457,248	$467,293
Home equity	51,112	49,758
Commercial real estate	551,091	551,674
Construction and land development	74,795	82,874
Multifamily	200,440	212,455
Total loans secured by real estate	1,334,686	1,364,054
Commercial business	105,636	104,246
Consumer	2,347	551
Manufactured homes	25,146	26,708
Government	14,628	11,024
Loans receivable	1,482,443	1,506,583
Add:
Net deferred loan origination costs	2,012	2,439
Loan clearing funds	(177)	(46)
Loans receivable, net of deferred fees and costs	$1,484,278	$1,508,976

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Non-accrual Loans	Total Loans Receivable
June 30, 2025
Residential real estate	$5,841	$499	$-	$6,340	$445,275	$451,615	$5,633	$457,248
Home equity	536	78	145	759	49,370	50,129	983	51,112
Commercial real estate	6,473	2,328	-	8,801	541,111	549,912	1,179	551,091
Construction and land development	471	458	-	929	73,140	74,069	726	74,795
Multifamily	178	753	-	931	197,348	198,279	2,161	200,440
Commercial business	991	118	-	1,109	101,683	102,792	2,844	105,636
Consumer	-	2	-	2	2,345	2,347	-	2,347
Manufactured homes	234	95	-	329	24,817	25,146	-	25,146
Government	-	-	-	-	14,628	14,628	-	14,628
Total	$14,724	$4,331	$145	$19,200	$1,449,717	$1,468,917	$13,526	$1,482,443

December 31, 2024
Residential real estate	$4,423	$1,184	$-	$5,607	$457,021	$462,628	$4,665	$467,293
Home equity	1,002	123	-	1,125	48,150	49,275	483	49,758
Commercial real estate	4,556	571	-	5,127	545,267	550,394	1,280	551,674
Construction and land development	2,039	-	-	2,039	80,177	82,216	658	82,874
Multifamily	1,961	359	-	2,320	206,773	209,093	3,362	212,455
Commercial business	493	508	-	1,001	99,955	100,956	3,290	104,246
Consumer	5	-	-	5	546	551	-	551
Manufactured homes	428	54	-	482	26,226	26,708	-	26,708
Government	-	-	-	-	11,024	11,024	-	11,024
Total	$14,907	$2,799	$-	$17,706	$1,475,139	$1,492,845	$13,738	$1,506,583
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2025, and December 31, 2024, and gross charge-offs for the six months ended June 30, 2025, and for the year ended December 31, 2024.

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$64,475	$124,957	$132,229	$278,903	$278,031	$493,164	$109,206	$1,478	$1,482,443
Total current period gross charge-off	$(21)	$-	$-	$-	$-	$(107)	$-	$-	$(128)

Residential real estate
Pass (1-6)	$6,569	$15,780	$29,417	$85,492	$96,842	$208,120	$4,020	$-	$446,240

Special Mention (7)	-	-	200	1,173	1,195	2,721	-	-	5,289
Substandard (8)	-	-	875	1,498	586	2,760	-	-	5,719
Total	$6,569	$15,780	$30,492	$88,163	$98,623	$213,601	$4,020	$-	$457,248
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$455	$125	$45	$98	$52	$2,680	$45,199	$891	$49,545
Special Mention (7)	-	-	8	-	20	76	275	199	578
Substandard (8)	-	26	-	124	-	228	223	388	989
Total	$455	$151	$53	$222	$72	$2,984	$45,697	$1,478	$51,112
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$31,473	$53,648	$62,290	$115,973	$87,245	$184,384	$3,444	$-	$538,457
Special Mention (7)	-	923	827	1,958	2,345	5,375	25	-	11,453
Substandard (8)	-	-	-	830	-	351	-	-	1,181
Total	$31,473	$54,571	$63,117	$118,761	$89,590	$190,110	$3,469	$-	$551,091
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$9,721	$31,082	$20,411	$3,218	$1,444	$1,021	$4,989	$-	$71,886
Special Mention (7)	-	-	458	-	122	-	-	-	580
Substandard (8)	-	-	1,011	67	1,251	-	-	-	2,329
Total	$9,721	$31,082	$21,880	$3,285	$2,817	$1,021	$4,989	$-	$74,795
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$4,191	$6,343	$8,332	$55,381	$68,889	$52,332	$466	$-	$195,934
Special Mention (7)	-	-	-	763	378	1,204	-	-	2,345
Substandard (8)	-	-	214	430	-	1,517	-	-	2,161
Total	$4,191	$6,343	$8,546	$56,574	$69,267	$55,053	$466	$-	$200,440
Current period gross charge-off	-	-	-	-	-	(46)	-	-	(46)

Commercial business
Pass (1-6)	$4,606	$13,421	$6,953	$8,655	$5,346	$13,145	$49,545	$-	$101,671
Special Mention (7)	-	87	75	-	31	-	928	-	1,121
Substandard (8)	-	-	1,004	191	147	1,410	92	-	2,844
Total	$4,606	$13,508	$8,032	$8,846	$5,524	$14,555	$50,565	$-	$105,636
Current period gross charge-off	-	-	-	-	-	(61)	-	-	(61)

Consumer
Pass (1-6)	$2,110	$72	$109	$25	$29	$-	$-	$-	$2,345

Substandard (8)	-	-	-	-	2	-	-	-	2
Total	$2,110	$72	$109	$25	$31	$-	$-	$-	$2,347
Current period gross charge-off	(21)	-	-	-	-	-	-	-	(21)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,782	$10,879	$12,390	$-	$-	$25,051
Substandard (8)	-	-	-	-	61	34	-	-	95
Total	$-	$-	$-	$1,782	$10,940	$12,424	$-	$-	$25,146
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$5,350	$3,450	$-	$1,245	$1,166	$3,417	$-	$-	$14,628
Total	$5,350	$3,450	$-	$1,245	$1,166	$3,417	$-	$-	$14,628
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$124,670	$143,098	$291,855	$308,352	$211,268	$324,738	$102,602	$-	$1,506,583
Total current period gross charge-off	$(64)	$-	$(1,010)	$(125)	$(2)	$(1,267)	$-	$-	(2,468)

Residential real estate
Pass (1-6)	$13,118	$30,947	$90,324	$99,390	$102,552	$119,449	$2,468	$-	$458,248
Special Mention (7)	-	371	365	1,064	554	1,937	-	-	4,291
Substandard (8)	-	539	1,161	601	510	1,943	-	-	4,754
Total	$13,118	$31,857	$91,850	$101,055	$103,616	$123,329	$2,468	$-	$467,293
Current period gross charge-off	-	-	-	-	-	(28)	-	-	(28)

Home equity
Pass (1-6)	$193	$68	$153	$110	$-	$3,342	$44,943	$-	$48,809
Special Mention (7)	-	132	-	-	3	15	309	-	459
Substandard (8)	26	-	138	-	-	218	108	-	490
Total	$219	$200	$291	$110	$3	$3,575	$45,360	$-	$49,758
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$49,861	$67,290	$123,342	$96,206	$53,864	$148,529	$2,976	$-	$542,068
Special Mention (7)	974	-	1,036	2,375	668	2,930	25	-	8,008
Substandard (8)	-	-	-	-	202	1,396	-	-	1,598
Total	$50,835	$67,290	$124,378	$98,581	$54,734	$152,855	$3,001	$-	$551,674
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$34,599	$24,360	$3,732	$7,867	$224	$820	$5,312		$76,914
Special Mention (7)	-	-	-	1,207	2,468	-	-	-	3,675
Substandard (8)	-	1,018	-	1,267	-	-	-	-	2,285
Total	$34,599	$25,378	$3,732	$10,341	$2,692	$820	$5,312		$82,874
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,398	$8,923	$56,771	$74,716	$36,075	$20,066	$627	$-	$203,576
Special Mention (7)	-	-	780	3,332	1,217	-	-	-	5,329
Substandard (8)	-	-	446	1,219	1,516	369	-	-	3,550
Total	$6,398	$8,923	$57,997	$79,267	$38,808	$20,435	$627	$-	$212,455
Current period gross charge-off	-	-	-	(125)	-	-	-	-	(125)

Commercial business
Pass (1-6)	$14,655	$8,123	$9,441	$6,094	$3,653	$11,416	$44,046	$-	$97,428
Special Mention (7)	-	25	978	39	-	800	1,686	-	3,528
Substandard (8)	-	1,139	80	171	177	1,621	102	-	3,290
Total	$14,655	$9,287	$10,499	$6,304	$3,830	$13,837	$45,834	$-	$104,246
Current period gross charge-off	-	-	(1,010)	-	-	(1,239)	-	-	(2,249)

Consumer
Pass (1-6)	$301	$163	$34	$51	$-	$2	$-	$-	$551
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$301	$163	$34	$51	$-	$2	$-	$-	$551
Current period gross charge-off	(64)	-	-	-	(2)	-	-	-	(66)

Manufactured homes
Pass (1-6)	$-	$-	$1,634	$11,360	$7,559	$6,101	$-	$-	$26,654
Substandard (8)	-	-	-	28	26	-	-	-	54
Total	$-	$-	$1,634	$11,388	$7,585	$6,101	$-	$-	$26,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Total	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Current period gross charge-off	-	-	-	-	-	-	-	-	-
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
9 – Doubtful
Such loans have been placed on non-accrual status and may be heavily dependent upon collateral possessing a value that is difficult to determine or based upon some near-term event which lacks clear certainty. These loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of the principal balance highly improbable.

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
Modifications to Borrowers Experiencing Financial Difficulty
The allowance of credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point to estimate such credit losses is historical loss information. The Company uses a probability of default/loss given default model to determine the allowance for credit losses recorded at origination. Occasionally, the Company subsequently modifies loans to borrowers experiencing financial difficulty by providing the following terms of relief: principal forgiveness, term extension, payment delay, or interest rate reduction. In some cases, the Bank provides multiple types of modifications on one loan. Because the effect of most modifications to borrowers experiencing financial difficulty is already included in the allowance for credit losses, no change to the allowance for credit losses is generally recorded for these modifications.
The following table shows the amortized cost basis of loans at June 30, 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	For the three months ended June 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Commercial business	$1,851	$-	$-	$-	1.75%
Total	$1,851	$-	$-	$-	0.12%

	For the three months ended June 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$132	$241	$-	$-	0.08%
Total	$132	$241	$-	$-	0.02%

	For the six months ended June 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$168	$-	$-	0.04%
Commercial business	$1,851	$-	$-	$-	1.75%
Total	$1,851	$168	$-	$-	0.14%

	For the six months ended June 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$132	$1,491	$-	$-	0.34%
Total	$132	$1,491	$-	$-	0.11%

The financial effects of payment delay modifications and term extension modifications had a forbearance average of five months and six months weighted average extension to life of loan, respectively. There were no commitments to lend additional amounts to the borrowers included in the previous tables.
The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced or had payments added to the end of the loan which resulted in payment relief.

	For the three months ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Commercial business	$-	—%	-	5

	For the three months ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	4	3

	For the six months ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	6	-
Commercial business	$-	—%	-	5

	For the six months ended June 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	4	3
The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$197	$53	$461	$316
Home equity	33	-	-	-
Commercial business	4	-	-	1,847
Total	$234	$53	$461	$2,163

	June 30, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$774	$194	$121	$132
Total	$774	$194	$121	$132

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $181 thousand in loans involved in the foreclosure process at June 30, 2025 compared to $700 thousand at December 31, 2024. The Company had no other real estate owned as of June 30, 2025 and December 31, 2024.
Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.9 million at June 30, 2025, compared to $4.4 million at December 31, 2024.
Accretable yield, or income recorded for the six months ended June 30, is as follows:

(Dollars in thousands)	Total
2024	$431
2025	439

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$296
2026	451
2027	300
2028	281
2029	247
2030 and thereafter	2,315
Total	$3,890
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three and six months ended June 30, 2025, and 2024.
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$2,442	$-	$19	$294	$2,755
Home equity	622	-	-	116	738
Commercial real estate	9,657	-	-	(507)	9,150
Construction and land development	1,644	-	-	(149)	1,495
Multifamily	2,192	-	-	109	2,301
Commercial business	1,234	-	404	(35)	1,603
Consumer	3	(10)	1	8	2
Manufactured homes	129	-	-	(4)	125
Government	32	-	-	(17)	15
Total	$17,955	$(10)	$424	$(185)	$18,184

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$4,017	$-	$10	$270	$4,297
Home equity	737	-	-	(10)	727
Commercial real estate	7,256	-	2	(355)	6,903
Construction and land development	3,456	-	-	(389)	3,067
Multifamily	957	(65)	31	(44)	879
Commercial business	2,135	-	7	63	2,205
Consumer	6	(26)	5	20	5
Manufactured homes	173	-	-	(16)	157
Government	68	-	-	22	90
Total	$18,805	$(91)	$55	$(439)	$18,330
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$35	$(1,761)	$2,755
Home equity	835	-	-	(97)	738
Commercial real estate	6,444	-	4	2,702	9,150
Construction and land development	2,651	-	-	(1,156)	1,495
Multifamily	1,003	(46)	10	1,334	2,301
Commercial business	1,185	(61)	460	19	1,603
Consumer	5	(21)	1	17	2
Manufactured homes	252	-	-	(127)	125
Government	55	-	-	(40)	15
Total	$16,911	$(128)	$510	$891	$18,184

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$-	$20	$293	$4,297
Home equity	698	-	-	29	727
Commercial real estate	7,045	-	2	(144)	6,903
Construction and land development	4,206	-	-	(1,139)	3,067
Multifamily	933	(65)	31	(20)	879
Commercial business	1,649	-	9	548	2,206
Consumer	7	(44)	6	36	5
Manufactured homes	181	-	-	(24)	157
Government	65	-	-	25	90
Total	$18,768	$(109)	$68	$(396)	$18,331
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral-dependent.
The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	June 30, 2025

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,709	$-	$-	$-	$2,709	$28
Home equity	192	-	-	-	192	-
Commercial real estate	1,181	-	-	-	1,181	62
Construction and land development	2,329	-	-	-	2,329	-
Multifamily	2,161	-	-	-	2,161	-
Commercial business	-	1,489	1,238	117	2,844	480
Total	$8,572	$1,489	$1,238	$117	$11,416	$570

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	1	1	1	-	4	-
Total	$11,376	$1,399	$1,428	$144	$14,347	$284
A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $3.0 million and $2.9 million as of June 30, 2025, and December 31, 2024, respectively, and is included in net deferred loan origination cost.
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of June 30, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,431	$4,202	$5,633	$-
Home equity	157	826	983	145
Commercial real estate	987	192	1,179	-
Construction and land development	726	-	726	-
Multifamily	2,161	-	2,161	-
Commercial business	2,125	719	2,844	-
Total	$7,587	$5,939	$13,526	$145

As of December 31, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,514	$3,150	$4,664	$-
Home equity	179	304	483	-
Commercial real estate	1,078	202	1,280	-
Construction and land development	659	-	659	-
Multifamily	3,362	-	3,362	-
Commercial business	3,099	191	3,290	-
Total	$9,891	$3,847	$13,738	$-
Accrued interest receivable on loans totaled $5.4 million on June 30, 2025, and $5.3 million on December 31, 2024, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

(Dollars in thousands)	Three months ended, June 30, 2025	Three months ended, June 30, 2024
Balance, beginning of period	$2,116	$3,399
Provision for (benefit from) unfunded loan commitments	(89)	515
Balance, end of period	$2,027	$3,914

(Dollars in thousands)	Six months ended, June 30, 2025	Six months ended, June 30, 2024
Balance, beginning of period	$2,739	$3,441
Provision for (benefit from) unfunded loan commitments	(712)	473
Balance, end of period	$2,027	$3,914
Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2025	2024
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance June 30,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.4 million and $1.9 million as of June 30, 2025, and December 31, 2024, respectively. The table below summarizes the intangibles amortization:
The amortization recorded for the quarter ended June 30, is as follows:

(Dollars in thousands)	Total
2024	$356
2025	$221
The amortization recorded for the six months ended June 30, is as follows:

(Dollars in thousands)	Total
2024	$717
2025	$446

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$242
2026	360
2027	294
2028	228
2029	162
Thereafter	128
Total	$1,414
Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Checking	$593,471	$591,487
Savings	266,070	275,121
Money market	352,616	333,705
Certificates of deposit	542,693	560,253
Total deposits	$1,754,850	$1,760,566
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $134.3 million at June 30, 2025 and $141.4 million at December 31, 2024.
At June 30, 2025, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2025	$418,263
2026	118,422
2027	4,931
2028	875
2029 and thereafter	202
Total	$542,693
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

Note 9 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share data)	2025	2024	2025	2024
Basic earnings per common share:
Net income as reported	$2,151	$143	$2,606	$9,423
Weighted average common shares outstanding—basic	4,271,952	4,259,695	4,269,478	4,258,181
Basic earnings per common share	$0.50	$0.03	$0.61	$2.21

Diluted earnings per common share:
Net income as reported	$2,151	$143	$2,606	$9,423
Weighted average common shares outstanding	4,271,952	4,259,695	4,269,478	4,258,181
Add: Dilutive effect of unvested restricted stock awards	24,466	11,357	19,238	8,234
Weighted average common shares outstanding—diluted	4,296,418	4,271,052	4,288,716	4,266,415
Diluted earnings per common share	$0.50	$0.03	$0.61	$2.21
Note 10 - Stock Based Compensation
The Company replaced its expired 2015 Stock Option and Incentive Plan with a new equity incentive plan named the Finward Bancorp 2025 Omnibus Equity Incentive Plan (the “Plan”), which was adopted by the Company’s Board of Directors on March 21, 2025, and approved by the Company’s shareholders on May 22, 2025. The maximum number of shares of common stock cumulatively available for issuance under the 2025 Omnibus Plan is 265,174 shares. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock units, performance shares, stock appreciation rights, or any combination thereof, as provided in the Plan. Unvested awards granted under the prior plan will continue to be governed by the terms of the award agreements entered into with the participants under the prior plan. Shares of common stock underlying awards granted under the prior plan that expire, terminate, or are canceled or forfeited under the terms of the prior plan will be available for issuance under the new plan.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended June 30, 2025, stock based compensation expense of $131 thousand was recorded, compared to $133 thousand for the three months ended June 30, 2024. For the six months ended June 30, 2025, stock based compensation expense of $229 thousand was recorded, compared to $306 thousand for the six months ended June 30, 2024. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $0.7 million with a weighted average life of 2.0 years.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest one year after the grant date for independent directors and three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Company’s Plan described above for the six months ended June 30, 2025, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	44,570	$36.74
Granted	16,415	26.95
Vested	(16,469)	27.33
Forfeited	(611)	25.92
Non-vested at June 30, 2025	43,905	$36.76
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
The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2025
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$4,074	Other liabilities	$4,074
Interest rate lock commitments	Other assets	66	N/A	-
Total		$4,140		$4,074

December 31, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,486	Other liabilities	$5,486
Interest rate lock commitments	Other assets	24	N/A	-
Total		$5,510		$5,486
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$-	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	19	(6)
Total		$19	$(6)

		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$(30)	$(30)
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(16)	2
Total		$(46)	$(28)
The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025
Interest rate swap contracts	$4,074	$-	$4,074	$-	$2,620	$1,454
Interest rate lock commitments	66	-	66	-	-	66
Total	$4,140	$-	$4,140	$-	$2,620	$1,520

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$5,120	$366
Interest rate lock commitments	82	-	82	-	-	82
Total	$5,568	$-	$5,568	$-	$5,120	$448
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2025
Interest rate swap contracts	$4,074	$-	$4,074	$-	$-	$4,074

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$-	$5,486
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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at June 30, 2025 and December 31, 2024.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2025 and December 31, 2024, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At June 30, 2025 and December 31, 2024, the collateralized debt obligations with a cost basis of $2.1 million and $2.2 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in non-accrual status until the quarterly interest payments resume.

The fair value of the Company’s interest rate swap contracts, both assets and liabilities, are valued by a third- party pricing agent using an income approach and are classified within Level 2 of the valuation hierarchy.

The fair value of the Company’s interest rate lock commitments is based on the price of the underlying loans expected to be sold to an investor while taking into consideration the probability the rate lock commitments will close and are classified within Level 2 of the valuation hierarchy. The Company utilized a third-party pricing service for classifying and valuing the fair value of collateralized debt obligations held. These securities were categorized as unobservable Level 3 and priced using an Option-Adjusted Discounted Cash flow model to value these securities. The significant inputs to this model include yield, prepayment speed, default rate, and loss severity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2025 and the year ended December 31, 2024. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the six months ended June 30, 2025 and all of 2024. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$4,074	$-	$4,074	$-
Interest rate lock commitments	66	-	66	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,307	-	8,307	-
Collateralized mortgage obligations and residential mortgage-backed securities	107,972	-	107,972	-
Municipal securities	209,950	-	209,950	-
Collateralized debt obligations	1,616	-	-	1,616
Total securities available-for-sale	$327,845	$-	$326,229	$1,616

Liabilities:
Interest rate swap contracts	$4,074	$-	$4,074	$-

		Fair Value Measurements at December 31, 2024 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,486	$-	$5,486	$-
Interest rate lock commitments	82	-	82	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,061	-	8,061	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	-	109,325	-
Municipal securities	214,749	-	214,749	-
Collateralized debt obligations	1,419	-	-	1,419
Total securities available-for-sale	$333,554	$-	$332,135	$1,419

Liabilities:
Interest rate swap contracts	$5,486	$-	$5,486	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2025	$1,419
Principal payments	(7)
Total unrealized gains, included in other comprehensive loss	204
Ending balance, June 30, 2025	$1,616

Beginning balance, January 1, 2024	$1,357
Principal payments	(7)
Total unrealized gains, included in other comprehensive income	21
Ending balance, June 30, 2024	$1,371
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$-	$-	$-	$-

		Fair Value Measurements at December 31, 2024 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,496	$-	$-	$1,496
Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at June 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$-	Fair Value of Collateral	Discount for type of property and current market conditions	0% - 0%	—%

(Dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$1,496	Fair Value of Collateral	Discount for type of property and current market conditions	0% - 80%	8%

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2025		Estimated Fair Value Measurements at June 30, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$103,414	$103,414	$103,414	$-	$-
Loans held-for-sale	834	869	-	869	-
Loans receivable, net	1,466,094	1,422,648	-	-	1,422,648
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,651	7,651	-	7,651	-

Financial liabilities:
Non-interest bearing deposits	271,172	271,172	271,172	-	-
Interest bearing deposits	1,483,678	1,483,674	940,985	542,689	-
Repurchase agreements	48,331	48,230	40,495	7,735	-
Borrowed funds	65,000	64,105	-	64,105	-
Accrued interest payable	711	711	-	711	-

	December 31, 2024		Estimated Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$70,584	$70,584	$70,584	$-	$-
Loans held-for-sale	1,253	1,277	-	1,277	-
Loans receivable, net	1,492,065	1,435,148	-	-	1,435,148
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,721	7,721	-	7,721	-

Financial liabilities:
Non-interest bearing deposits	263,324	263,324	263,324	-	-
Interest bearing deposits	1,497,242	1,496,638	936,989	559,649	-
Repurchase agreements	40,116	39,960	32,364	7,596	-
Borrowed funds	65,000	63,432	-	63,432	-
Accrued interest payable	620	620	-	620	-
The following methods were used to estimate the fair value of financial instruments presented in the preceding table at June 30, 2025 and December 31, 2024:
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

Note 13 - Borrowings
At June 30, 2025, and December 31, 2024, borrowed funds are summarized below:

	(Dollars in thousands)
	June 30, 2025	December 31, 2024
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	$-	$10,000
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	-	10,000
FHLB Fixed rate advance with outstanding rate of 4.49%, maturing July 3, 2025	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 2.95%, maturing April 29, 2030 (1)	10,000	-
Total	$65,000	$65,000
(1) FHLB retains putable option to call these advances after a period of time.

At June 30, 2025, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	$10,000
2026	-
2027	-
2028	20,000
2029	25,000
2030	10,000
Total	$65,000
The Company has available liquidity of $932.0 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance at June 30, 2025, or as of December 31, 2024. The Company did not have other borrowings at June 30, 2025, or as of December 31, 2024.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Six Months Ended June 30,
	2025	2024

Gain on sale-leaseback transaction, net	$-	$(11,772)

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	800	570

ROU assets obtained in the exchange for lease liabilities - operating leases (1)	-	16,140

Weighted-average remaining lease terms (in years) - operating leases	13	15

Weighted-average discount rate - operating leases	7.67%	7.68%

Variable lease payments	$140	$140

Operating lease costs	962	667

Total lease costs (2)	$1,102	$807
(1) Right of Use Asset included in Premises and equipment on the consolidated balance sheet
(2) Included in occupancy and equipment costs on the condensed consolidated statements of income

The following table represents the maturity of the Company's operating lease liabilities as of June 30, 2025:

(Dollars in thousands)

Maturity Analysis
Remainder 2025	$797
2026	1,622
2027	1,657
2028	1,692
2029	1,679
2030	1,688
Thereafter	15,110
Total	24,245
Less: Present value discount	(9,471)
Lease liability	$14,774

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
Finward Bancorp (the “Company”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six months ending June 30, 2025 and June 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
At June 30, 2025, the Company had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $154.3 million or 7.5% of total assets, with a book value per share of $35.67. Net income for the three months ended June 30, 2025, was $2.2 million, or $0.50 earnings per diluted common share. For the three months ended June 30, 2025, the return on average assets (ROA) was 0.42%, while the return on average stockholders’ equity (ROE) was 5.66%. Net income for the six months ended June 30, 2025, was $2.6 million, or $0.61 earnings per diluted common share. For the six months ended June 30, 2025, the ROA was 0.25%, while the ROE was 3.39%.
Recent Developments Regarding the Company and the Bank
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which is a sweeping federal reconciliation package that permanently extends and expands key provisions of the 2017 Tax Cuts and Jobs Act, introduces new tax benefits (including elevated standard deductions, higher state-and-local tax (SALT) caps, and no taxation on tips and overtime income for certain workers), and enacts broad reductions in government spending. The OBBBA is a complex revision to the U.S. federal income tax laws with potentially far-reaching consequences. The OBBBA will require subsequent rulemaking in a number of areas. The long-term impact of the OBBBA on the Company, the Bank, our shareholders, and the banking industry in general cannot be reliably predicted at this early stage of the new law’s implementation. Shareholders are urged to consult with their own tax advisors regarding the impact of the OBBBA to them and their acquisition, ownership, and disposition of the Company's common stock. The Company's management continues to evaluate the impact of the OBBBA on the Company, the Bank, and its business, financial condition, and results of operations.
Termination of Consent Order
On August 6, 2025, the FDIC and the Indiana Department of Financial Institutions ("DFI") terminated the Consent Order issued to the Bank that was effective on November 7, 2023 relating to the Bank's compliance with the Bank Secrecy Act and its implementing regulations (collectively, the "BSA"). The termination of the Consent Order follows the Bank's successful resolution of the deficiencies in the Bank's BSA compliance and anti-money laundering compliance program which was the subject of the Consent Order.
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

Financial Condition
General
During the six months ended June 30, 2025, total assets decreased by $2.8 million (0.14%), with interest-earning assets decreasing by $2.7 million (0.14%). At both June 30, 2025 and December 31, 2024, interest-earning assets totaled $1.9 billion. Earning assets represented 92.3% of total assets at both June 30, 2025 and December 31, 2024.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.5 billion at both June 30, 2025 and December 31, 2024. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.
The Company’s end-of-period loan balances were as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$457,248	30.8%	$467,293	31.0%
Home equity	51,112	3.4%	49,758	3.3%
Commercial real estate	551,091	37.2%	551,674	36.6%
Construction and land development	74,795	5.1%	82,874	5.5%
Multifamily	200,440	13.5%	212,455	14.1%
Commercial business	105,636	7.1%	104,246	6.9%
Consumer	2,347	0.2%	551	—%
Manufactured homes	25,146	1.7%	26,708	1.8%
Government	14,628	1.0%	11,024	0.7%
Loans receivable	1,482,443	100.0%	1,506,583	100.0%
Plus:
Net deferred loans origination costs	2,012		2,439
Loan clearing funds	(177)		(46)
Loans receivable, net of deferred fees and costs	$1,484,278		$1,508,976

Adjustable rate loans / loans receivable	$721,921	48.7%	$793,920	52.7%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $551.1 million as of June 30, 2025, compared to $551.7 million as of December 31, 2024. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 37.2% of the total loan portfolio at June 30, 2025 and 36.6% at December 31, 2024. A further breakdown of the composition of the commercial real estate loan portfolio as of June 30, 2025 and December 31, 2024 is shown in the table below:

Commercial Real Estate (CRE)	June 30, 2025			December 31, 2024
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE Owner Occupied (CRE OO)
Food services & drinking Places	66	$33,165	2.2%	65	$30,481	2.0%
Gasoline stations & fuel dealers	31	30,994	2.1%	28	28,957	1.9%
Ambulatory health care services	32	27,040	1.8%	33	28,891	1.9%
Repair and maintenance	40	18,020	1.2%	34	16,050	1.1%
Specialty trade contractors	30	12,943	0.9%	31	13,265	0.9%
Merchant wholesalers, durable goods	13	11,389	0.8%	13	12,332	0.8%
Truck transportation	15	11,417	0.8%	12	10,350	0.7%
Personal and laundry services	31	9,715	0.7%	31	10,673	0.7%
Professional, scientific, and technical services	26	10,202	0.7%	26	10,266	0.7%
Other	197	86,165	5.8%	195	85,344	5.7%
Total CRE Owner Occupied (CRE OO)	481	$251,050	17.0%	468	$246,609	16.4%

CRE Non Owner Occupied (CRE NOO)
Strip centers - lessors	167	$134,787	9.1%	165	$140,360	9.3%
Hotels	17	42,883	2.9%	18	48,659	3.2%
Industrial properties - lessors	62	46,426	3.1%	60	43,581	2.9%
Office properties - lessors	60	42,052	2.8%	57	38,472	2.6%
Special use - lessors	10	10,678	0.7%	10	11,527	0.8%
Mini Warehouses - lessors	17	8,266	0.6%	17	8,011	0.5%
Big box retail - lessors	2	8,025	0.5%	2	8,201	0.5%
Other	10	6,924	0.5%	14	6,254	0.4%
Total CRE Non Owner Occupied (CRE NOO)	345	$300,041	20.2%	343	$305,065	20.2%

Total Commercial Real Estate (OO & NOO)	826	$551,091	37.2%	811	$551,674	36.6%

Total Gross Loans		$1,482,443			$1,506,583
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
Criteria that may require the Bank to obtain a new appraisal or update the existing value for an existing credit include but are not limited to a change in the discount or capitalization rates for a particular location or property type; occupancy or absorption levels; market trends; and/or expense structure. Regarding the necessity of updated valuations for construction financing, factors considered are material changes in construction delays; cost overruns; or reductions in sales prices/rents. This may be done as a part of a renewal, loan workout or as a part of the usual and customary real estate review process that monitors the risks associated with the Bank’s loan portfolios.

The following table sets forth certain information at June 30, 2025, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$10,389	$17,591	$87,242	$342,026	$457,248
Home equity	7,582	220	5,469	37,841	51,112
Commercial real estate	48,126	127,336	375,002	627	551,091
Construction and land development	24,745	8,609	33,584	7,857	74,795
Multifamily	32,260	60,527	107,653	-	200,440
Commercial business	48,171	37,819	19,588	58	105,636
Consumer	2,120	227	-	-	2,347
Manufactured homes	3	122	9,724	15,297	25,146
Government	-	13,462	1,166	-	14,628
Total loans receivable	$173,396	$265,913	$639,428	$403,706	$1,482,443
The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months June 30, 2025, the Company originated $18.1 million in new fixed rate mortgage loans for sale, compared to $10.6 million during the six months ended June 30, 2024. Net gains realized from the mortgage loan sales totaled $608 thousand for the six months ended June 30, 2025, compared to $472 thousand for the six months ended June 30, 2024. At June 30, 2025, the Company had $834 thousand in loans that were classified as held for sale, compared to $1.3 million at December 31, 2024.
Asset Quality
Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on non-accrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2025	December 31, 2024
Residential real estate	$5,633	$4,665
Home equity	983	483
Commercial real estate	1,179	1,280
Construction and land development	726	658
Multifamily	2,161	3,362
Commercial business	2,844	3,290
Total	$13,526	$13,738
Non-performing loans to total loans	0.92%	0.91%
Non-performing loans to total assets	0.66%	0.67%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2025 or December 31, 2024.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2025	December 31, 2024
Residential real estate	$5,719	$4,754
Home equity	989	490
Commercial real estate	1,181	1,598
Construction and land development	2,329	2,285
Multifamily	2,161	3,550
Commercial business	2,844	3,290
Consumer	2	-
Manufactured homes	95	54
Total	$15,320	$16,021
In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2025	December 31, 2024
Residential real estate	$5,289	$4,291
Home equity	578	459
Commercial real estate	11,453	8,008
Construction and land development	580	3,675
Multifamily	2,345	5,329
Commercial business	1,121	3,528
Total	$21,366	$25,290
At June 30, 2025, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or non-accrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.
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

The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Loan Segment	2025	2024	2025	2024
Residential real estate	$294	$270	$(1,761)	$293
Home equity	116	(10)	(97)	29
Commercial real estate	(507)	(355)	2,702	(144)
Construction and land development	(149)	(389)	(1,156)	(1,139)
Multifamily	109	(44)	1,334	(20)
Commercial business	(35)	63	19	548
Consumer	8	20	17	36
Manufactured homes	(4)	(16)	(127)	(24)
Government	(17)	22	(40)	25
Total	$(185)	$(439)	$891	$(396)
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Three Months Ended June 30, 2025
Loan Segment	Charge-off	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$19	$19
Commercial business	-	404	404
Consumer	(10)	1	(9)
Total	$(10)	$424	$414

(Dollars in thousands)	Three Months Ended June 30, 2024
Loan Segment	Charge-off	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$10	$10
Commercial real estate	-	2	2
Multifamily	(65)	31	(34)
Commercial business	-	7	7
Consumer	(26)	5	(21)
Total	$(91)	$55	$(36)

(Dollars in thousands)	Six Months Ended June 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$35	$35
Commercial real estate	-	4	4
Multifamily	(46)	10	(36)
Commercial business	(61)	460	399
Consumer	(21)	1	(20)
Total	$(128)	$510	$382

(Dollars in thousands)	Six Months Ended June 30, 2024
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$20	$20
Commercial real estate	-	2	2
Multifamily	(65)	31	(34)
Commercial business	-	9	9
Consumer	(44)	6	(38)
Total	$(109)	$68	$(41)
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Allowance for credit losses	$18,184	$16,911
Total loans	$1,484,278	$1,508,976
Non-performing loans	$13,526	$13,738
ACL-to-total loans	1.23%	1.12%
ACL-to-non-performing loans (coverage ratio)	134.4%	123.1%
Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $327.8 million at June 30, 2025, compared to $333.6 million at December 31, 2024, a decrease of $5.7 million (1.7%). The decrease in securities available for sale from year end, was primarily due to payoffs of collateralized mortgage obligations and residential mortgage-backed securities within the portfolio. The yield on the securities portfolio was 2.40% for both the six months ended June 30, 2025 and the six months ended June 30, 2024. Management did not execute any securities sale transactions during the quarter. At June 30, 2025, the securities portfolio represented 17.3% of interest-earning assets and 15.9% of total assets compared to 17.5% of interest-earning assets and 16.2% of total assets at December 31, 2024.
The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government sponsored entities	$8,307	2.5%	$8,061	2.4%
Collateralized mortgage obligations and residential mortgage-backed securities	107,972	32.9%	109,325	32.8%
Municipal securities	209,950	64.1%	214,749	64.4%
Collateralized debt obligations	1,616	0.5%	1,419	0.4%
Total securities available-for-sale	$327,845	100.0%	$333,554	100.0%

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Interest bearing deposits in other financial institutions	$79,976	$52,047	$27,929	53.7%
Fed funds sold	411	654	(243)	(37.2%)
Federal Home Loan Bank stock	6,547	6,547	-	-
The increase in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.
The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at June 30, 2025, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).
The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities:	$-	—%	$8,307	1.00%	$-	—%	$-	—%	$8,307
Collateralized mortgage obligations and residential mortgage- backed securities:	-	—%	-	—%	-	—%	107,972	1.55%	$107,972
Municipal Securities:	-	—%	3,282	2.40%	36,578	3.18%	170,090	3.00%	209,950
Securities:	-	—%	-	—%	-	—%	1,616	3.33%	1,616
Totals	$-	—%	$11,589	1.40%	$36,578	3.18%	$279,678	2.44%	$327,845
Deposits
Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Checking	$593,471	$591,487	$1,984	0.3%
Savings	266,070	275,121	(9,051)	(3.3%)
Money market	352,616	333,705	18,911	5.7%
Certificates of deposit	542,693	560,253	(17,560)	(3.1%)
Total deposits	$1,754,850	$1,760,566	$(5,716)	(3.6%)
As of June 30, 2025, deposits totaled $1.8 billion, a decrease of $5.7 million or 0.32% compared to December 31, 2024. Core deposits totaled $1.2 billion at June 30, 2025 compared to $1.2 billion on December 31, 2024, an increase of $11.8 million or 1.0%. Core deposits include checking, savings, and money market accounts and represented 69.1% of the Company’s total deposits at June 30, 2025. On June 30, 2025, balances for certificates of deposit totaled $542.7 million, compared to $560.3 million on December 31, 2024, a decrease of $17.6 million or 3.1%. The decrease in deposits is primarily related to a reduction in depositor certificate of deposit activity and planned adjustments to deposit pricing.
Checking account balances increased $2.0 million and interest bearing savings account balances decreased $9.1 million from year end primarily due to decreases in personal passbook savings account balances. Money market account balances increased by $18.9 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $17.6 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 16.0% of total deposits at June 30, 2025 and 15.0% of total deposits at December 31, 2024. Interest bearing demand accounts, including money market and savings accounts, comprised 53.0% of total deposits at June 30, 2025 and 53.2% at December 31, 2024. Time accounts as a percentage of total deposits were 31.0% at June 30, 2025 and 31.8% at December 31, 2024.
The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Six Months Ended June 30,
	2025		2024
	Amount	Rate %	Amount	Rate %
Non-interest bearing demand deposits	$278,815	-%	$293,008	-%
Interest bearing demand deposits	312,100	0.74%	322,706	0.96%
MMDA accounts	345,490	2.98%	317,848	3.36%
Savings accounts	272,715	0.05%	297,389	0.05%
Certificates of deposit	545,466	3.47%	533,446	3.92%
Total deposits	$1,754,586	2.14%	$1,764,397	2.37%
Deposit rates decreased in the three and six months ended June 30, 2025 compared to same periods in 2024, primarily driven by a decrease in short-term market interest rates.
Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Repurchase agreements	$48,331	$40,116	$8,215	20.5%
Borrowed funds	65,000	65,000	—	—%
Total borrowed funds	$113,331	$105,116	$8,215	7.8%
Borrowings and repurchase agreements totaled $113.3 million at June 30, 2025 compared to $105.1 million at December 31, 2024, an increase of $8.2 million or 7.8%. The increase in borrowings from December 31, 2024, was the result of additional repurchase agreement activity. As of June 30, 2025, 72% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of June 30, 2025, the Company had available liquidity of $728.5 million including borrowing capacity from the FHLB and Federal Reserve facilities.
Other assets totaled $41.6 million at June 30, 2025, compared to $43.9 million at December 31, 2024. The decrease in other assets is primarily related to decreased fair value of the Company’s interest rate swap contract derivative. Accrued expenses and other liabilities totaled $35.5 million at June 30, 2025, compared to $43.6 million at December 31, 2024. The decrease in accrued expenses and other liabilities is primarily the result of the decreased fair value of the Company's interest rate swap contract derivative, along with other activities such as a decrease in other collateral balances and ACH prefunding balances.

Market Risk and Interest Rate Sensitivity
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of June 30, 2025, the Company has identified interest rate risk as our primary source of market risk.
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
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of June 30, 2025 (dollars in millions):

Interest Rate Scenario	EVE*	Percent Change	Net interest income	Percent Change
+400 Bps	$274	-36.5%	$60.8	-2.8%
+300 Bps	$327	-24.0%	$62.2	-0.6%
+200 Bps	$377	-12.5%	$62.9	0.6%
+100 Bps	$412	-4.4%	$62.9	0.6%
No change	$431	0.0%	$62.5	0.0%
-100 Bps	$439	1.9%	$62.4	-0.2%
-200 Bps	$434	0.7%	$62.1	-0.7%
-300 Bps	$413	-4.2%	$62.6	0.2%
-400 Bps	$378	-12.3%	$62.9	0.6%
*Economic Value of Equity ("EVE") at Risk
If interest rates across the yield curve were to uniformly decrease, this analysis suggests the Bank may be positioned for relatively neutral to positive improvements in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase, this analysis suggests we would experience a reduction in net interest income over the next twelve months.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At June 30, 2025, we had five outstanding advances totaling $65 million and the ability to borrow up to $433.7 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At June 30, 2025, we had no outstanding balance from the Federal Reserve Bank of Chicago. At June 30, 2025, cash and cash equivalents were $103.4 million and secured borrowing capacity at the Federal Reserve Bank totaled $253.8 million, providing total liquidity sources of $728.5 million (excluding brokered deposit capacity).
The following table shows the Company’s sources of liquidity as of June 30, 2025 and December 31, 2024:

	Sources of Liquidity
	As of June 30, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$65,000	$433,715	$65,000	$459,648
Fed Discount Window	-	253,768	-	186,788
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$65,000	$728,483	$65,000	$687,436
During the six months ended June 30, 2025, cash and cash equivalents increased by $32.8 million compared to a $2.8 million decrease for the six months ended June 30, 2024. The primary sources of cash and cash equivalents were sales of loans originated for sale and the net change in loans receivable. The primary uses of cash and cash equivalents were loan originations and the net change in accrued expenses and other liabilities. Cash provided by operating activities totaled $1.0 million for the six months ended June 30, 2025, compared to cash provided of $2.7 million for the six months ended June 30, 2024. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $29.9 million for the current period, compared to cash provided in investing activities of $42.4 million for the six months ended June 30, 2024. Cash provided by investing activities for the current six-month period was primarily related to net change in loans receivable and proceeds from maturities of securities. Cash provided by financing activities totaled $2.0 million during the current period compared to net cash used in financing activities of $47.9 million for the six months ended June 30, 2024. The net cash used in financing activities was primarily the result of net change in deposits offset by the change in repurchase agreements. On a cash basis, the Company paid dividends on common stock of $520 thousand for the six months ended June 30, 2025, and $1.0 million for the six months ended June 30, 2024.
At June 30, 2025, outstanding commitments to fund loans totaled $239.4 million. Approximately 60.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $15.8 million at June 30, 2025. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2024, stockholders' equity increased by $2.8 million (1.9%). During the six months ended June 30, 2024, stockholders’ equity was primarily increased by net income of $2.6 million and other comprehensive income as the result of market value changes within the securities portfolio of $524 thousand offset by dividends declared of $520 thousand. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2025 or 2024. During 2025, 16,469 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the financial statements, of which 5,105 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
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
During the six months ended June 30, 2025, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.1 million. These investments currently have ratings that are below investment grade. As a result, approximately $1.6 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.
In addition, the following table shows that, at June 30, 2025 and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$181,428	11.30%	$72,228	4.50%	$104,329	6.50%
Tier 1 capital to risk-weighted assets	$181,428	11.30%	$96,303	6.00%	$128,404	8.00%
Total capital to risk-weighted assets	$201,494	12.55%	$128,404	8.00%	$160,506	10.00%
Tier 1 leverage ratio	$181,428	8.69%	$83,548	4.00%	$104,435	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 leverage ratio	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%
The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Recent Developments Regarding the Company and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2025, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2025 net income. On April 9, 2025, the Board of Directors of the Company declared the most recently quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on May 12, 2025 to shareholders of record on April 22, 2025.
Results of Operations - Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
For the quarter ended June 30, 2025, the Company reported net income of $2.2 million, compared to net income of $143 thousand for the quarter ended June 30, 2024, an increase of $2.0 million. For the quarter ended June 30, 2025, the ROA was 0.42%, compared to 0.03 % for the quarter ended June 30, 2024. The ROE was 5.66% for the quarter ended June 30, 2025, compared to 0.39% for the quarter ended June 30, 2024.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2025			June 30, 2024
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$57,749	$614	4.25%	$60,378	$800	5.30%
Federal funds sold	868	8	3.69%	1,263	10	3.17%
Securities available-for-sale	327,867	1,980	2.42%	337,226	2,047	2.43%
Loans receivable	1,486,861	19,940	5.36%	1,501,584	19,174	5.11%
Federal Home Loan Bank stock	6,547	128	7.82%	6,547	96	5.87%
Total interest earning assets	1,879,892	$22,670	4.82%	1,906,998	$22,127	4.64%
Cash and non-interest bearing deposits in other financial institutions	27,192			18,054
Allowance for credit losses	(18,028)			(18,788)
Other non-interest bearing assets	152,880			158,358
Total assets	$2,041,936			$2,064,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,470,225	$7,780	2.12%	$1,455,007	$8,610	2.37%
Repurchase agreements	44,401	370	3.33%	41,388	399	3.86%
Borrowed funds	58,995	575	3.90%	85,940	1,064	4.95%
Total interest bearing liabilities	1,573,621	$8,725	2.22%	1,582,335	$10,073	2.55%
Non-interest bearing deposits	278,620			291,618
Other non-interest bearing liabilities	37,703			45,029
Total liabilities	1,889,944			1,918,982
Total stockholders' equity	151,992			145,640
Total liabilities and stockholders' equity	$2,041,936			$2,064,622
Net interest income		$13,945			$12,054

Return on average assets	0.42%			0.03%
Return on average equity	5.66%			0.39%
Net interest margin (average earning assets)	2.97%			2.53%
Net interest margin (average earning assets) - tax equivalent	3.11%			2.67%
Net interest spread	2.60%			2.09%
Ratio of interest-earning assets to interest-bearing liabilities	1.19x			1.21x
Net interest income for the quarter ended June 30, 2025, was $13.9 million, an increase of $1.9 million (15.7%), compared to $12.1 million for the quarter ended June 30, 2024. The weighted-average yield on interest-earning assets was 4.82% for the quarter June 30, 2025, compared to 4.64% for the quarter ended June 30, 2024. The weighted-average cost of interest-bearing liabilities for the quarter ended June 30, 2025, was 2.22% compared to 2.55% for the quarter ended June 30, 2024. The impact of the 4.82% return on interest-earning assets and the 2.22% cost of interest-bearing liabilities resulted in an interest rate spread of 2.60% for the current quarter, an increase from the 2.09% spread for the quarter ended June 30, 2024. On a tax adjusted basis, the Company’s net interest margin was 3.11% for the quarter ended June 30, 2025, compared to 2.67% for the quarter ended June 30, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin on a tax-equivalent basis represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	June 30, 2025	June 30, 2024
Calculation of net interest margin, tax-equivalent basis
Net interest income	$13,945	$12,054
Tax-equivalent adjustment on securities and loans	674	677
Net interest income (tax-equivalent basis)	$14,619	$12,731
Total average earning assets	$1,879,892	$1,906,998
Net interest margin (tax-equivalent basis)	3.11%	2.67%
The increased net interest income and net interest margin for the quarter ended June 30, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.
The following table shows the change in non-interest income for the quarter ending June 30, 2025, and June 30, 2024.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2025 vs. 6/30/2024
	2025	2024	$ Change	% Change
Non-interest income:
Fees and service charges	$1,330	$1,257	$73	5.8%
Wealth management operations	696	763	(67)	(8.8)
Gain on sale of loans held-for-sale, net	378	320	58	18.1
Increase in cash value of bank owned life insurance	220	212	8	3.8
Gain on sale of real estate	-	15	(15)	(100.0)
Other	59	6	53	883.3
Total non-interest income	$2,683	$2,573	$110	4.3%
The increase non-interest income is primarily the result of higher income from fees and service charges and increased gains on sale of loans.
The following table shows the change in non-interest expense for the three months ending June 30, 2025 and June 30, 2024.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2025 vs. 6/30/2024
	2025	2024	$ Change	% Change
Non-interest expense:
Compensation and benefits	$7,313	$7,037	$276	3.9%
Occupancy and equipment	1,935	2,116	(181)	(8.6)
Data processing	1,341	1,135	206	18.1
Marketing	214	212	2	0.9
Federal deposit insurance premiums	471	397	74	18.6
Professional and outside services	1,115	1,257	(142)	(11.3)
Technology	545	507	38	7.5
Other	1,852	1,756	96	5.5
Total non-interest expense	$14,786	$14,417	$369	2.6%
Increases in non-interest expenses during the quarter ended June 30, 2025 were primarily attributable to higher compensation and benefits expenses and higher data processing expenses offset by lower occupancy and equipment expenses and professional and outside services fees.
The benefit for income taxes was $35 thousand for the quarter ended June 30, 2025, as compared to the benefit of $9 thousand for the quarter ended June 30, 2024. The effective tax rate was negative 1.7% for the quarter ended June 30, 2025 as compared to negative 6.7% for the quarter ended June 30, 2024. The Company’s lower current effective tax rate for the quarter ended June 30, 2025, is primarily a result of a decrease in estimated full year 2025 tax accrual based on updated projected earnings levels.
Results of Operations - Comparison of the Six Months Ended June 30, 2025 to June 30, 2024
For the six months ended June 30, 2025, the Company reported net income of $2.6 million, a decrease of $6.8 million (72.3%) compared to $9.4 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the ROA was 0.25%, compared to 0.91% for the six months ended June 30, 2024. The ROE was 3.39% for the six months ended June 30, 2025, compared to 12.81% for the six months ended June 30, 2024.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2025			June 30, 2024
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$55,663	$1,154	4.15%	$64,657	$1,652	5.11%
Federal funds sold	1,120	21	3.75%	1,039	20	3.85%
Securities available-for-sale	331,941	3,977	2.40%	351,210	4,208	2.40%
Loans receivable	1,492,555	39,595	5.31%	1,502,798	38,053	5.06%
Federal Home Loan Bank stock	6,547	264	8.06%	6,547	178	5.44%
Total interest earning assets	1,887,826	$45,011	4.77%	1,926,251	$44,111	4.58%
Cash and non-interest bearing deposits in other financial institutions	27,553			18,142
Allowance for credit losses	(17,490)			(18,765)
Other non-interest bearing assets	153,014			155,147
Total assets	$2,050,903			$2,080,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,475,771	$15,825	2.14%	$1,471,389	$17,404	2.37%
Repurchase agreements	43,023	718	3.34%	39,769	769	3.87%
Borrowed funds	60,297	1,210	4.01%	87,996	2,104	4.78%
Total interest bearing liabilities	1,579,091	$17,753	2.25%	1,599,154	$20,277	2.54%
Non-interest bearing deposits	278,815			293,008
Other non-interest bearing liabilities	39,305			41,461
Total liabilities	1,897,211			1,933,623
Total stockholders' equity	153,692			147,152
Total liabilities and stockholders' equity	$2,050,903			$2,080,775
Net interest income		$27,258			$23,834

Return on average assets	0.25%			0.91%
Return on average equity	3.39%			12.81%
Net interest margin (average earning assets)	2.89%			2.47%
Net interest margin (average earning assets) - tax equivalent	3.03%			2.62%
Net interest spread	2.52%			2.04%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.20x
Net interest income for the six months ended June 30, 2025, was $27.3 million, an increase of $3.4 million (14.4%), compared to $23.8 million for the six months ended June 30, 2024. The weighted-average yield on interest-earning assets was 4.77% for the six months ended June 30, 2025 compared to 4.58% for the six months ended June 30, 2024. The weighted-average cost of interest-bearing liabilities for the six months ended June 30, 2025, was 2.25% compared to 2.54% for the six months ended June 30, 2024. The impact of the 4.77% return on interest-earning assets and the 2.25% cost of interest-bearing liabilities resulted in an interest rate spread of 2.52% for the six months ended June 30, 2025, an increase from the 2.04% spread for the six months ended June 30, 2024. The Company’s net interest margin on a tax-equivalent basis was 3.03% for the six months ended June 30, 2025, compared to 2.62% for the six months ended June 30, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Calculation of net interest margin, tax-equivalent basis
Net interest income	$27,258	$23,834
Tax-equivalent adjustment on securities and loans	1,344	1,376
Net interest income (tax-equivalent basis)	$28,602	$25,210
Total average earning assets	$1,887,826	$1,926,251
Net interest margin (tax-equivalent basis)	3.03%	2.62%
The increased net interest income and net interest margin for the six months ended June 30, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve's reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.
The following table shows the change in non-interest income for the six months ended June 30, 2025, and June 30, 2024.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2025 vs. 6/30/2024
	2025	2024	$ Change	% Change
Non-interest income:
Fees and service charges	$2,439	$2,410	$29	1.2%
Wealth management operations	1,315	1,396	(81)	(5.8)
Gain on tax credit investment	67	-	67	—
Gain on sale of loans held-for-sale, net	608	472	136	28.8
Increase in cash value of bank owned life insurance	418	405	13	3.2
Gain on sale of real estate	-	11,873	(11,873)	(100.0)
Loss on sale of securities, net	-	(531)	531	(100.0)
Other	65	24	41	170.8
Total non-interest income	$4,912	$16,049	$(11,137)	(69.4%)
The decrease in non-interest income was primarily caused by two special first quarter 2024 strategic initiatives involving the pre-tax non-interest income gain of approximately $11.8 million from a sale-leaseback transaction completed on February 22, 2024. The 2024 non-interest income real estate gain was also partially offset by a $531 thousand loss from the sale of $15.1 million in securities, a transaction also completed during the first quarter of 2024 to improve future profitability, deleverage the balance sheet through a reduction in borrowings outstanding, and further benefit regulatory capital ratios in subsequent periods.

The following table shows the change in non-interest expense for the six months ended June 30, 2025, and June 30, 2024.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2025 vs. 6/30/2024
	2025	2024	$ Change	% Change
Non-interest expense:
Compensation and benefits	$14,685	$14,146	$539	3.8%
Occupancy and equipment	4,046	4,024	22	0.5
Data processing	2,380	2,305	75	3.3
Marketing	300	370	(70)	(18.9)
Federal deposit insurance premiums	904	898	6	0.7
Professional and outside services	2,375	2,814	(439)	(15.6)
Technology	999	1,132	(133)	(11.7)
Other	3,569	3,732	(163)	(4.4)
Total non-interest expense	$29,258	$29,421	$(163)	(0.6)%
Decreases in non-interest expenses during the six months ended June 30, 2025, were primarily attributable to non-recurring professional and outside service expenses occurring during 2024 which were associated with the implementation of the corrective actions set forth in the Consent Order and sale leaseback transaction, as well as lower technology costs in 2025. This decrease in non-interest expense was primarily offset by increases in compensation and benefit expense driven by annual merit-based increases.
The provision for income taxes was $126 thousand for the six months ended June 30, 2025 as compared to the provision of $963 thousand for the six months ended June 30, 2024. The effective tax rate was 4.6% for the six months ended June 30, 2025, as compared to 9.3% for the six months ended June 30, 2024. The Company’s year-to-date effective tax rate for the six months ended June 30, 2025, decreased primarily due to a decrease in estimated full year 2025 tax accrual based on updated projected earnings levels.
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
Non-GAAP Financial Measures
This filing includes certain financial measures that are identified as non-GAAP, including adjusted net interest income and tax adjusted net interest margin. The Company's provides these non-GAAP performance measures because they are used by management to evaluate and measure the Company’s performance, which the Company believes also is useful to assist investors in assessing the Company’s operating performance. Where non-GAAP financial measures are used in this report, the most comparable GAAP measure, as well as the reconciliation to the most comparable GAAP measure, can be found in the tables referenced herein.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
Not Applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended June 30, 2025 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2025 –January 31, 2025	-	N/A	-	48,828
February 1, 2025 – February 28, 2025	3,930	$26.38	-	48,828
March 1, 2025 – March 31, 2025	-	N/A	-	48,828
April 1, 2025 – April 30, 2025	485	$30.75	-	48,828
May 1, 2025 – May 31, 2025	690	$30.26	-	48,828
June 1, 2025 – June 30, 2025	-	N/A	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s 2015 Stock Option and Incentive Plan. For the six months ended June 30, 2025, 5,105 shares were reacquired at an average per share price of $27.32 pursuant to these tax withholding transactions.
Item 3.    Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 29, 2025).
10.2	Form of Incentive Stock Option Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated May 29, 2025).
10.3
Form of Non-Qualified Stock Option Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated May 29, 2025).

10.4	Form of Restricted Stock Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated May 29, 2025).
10.5	Form of Restricted Stock Units Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated May 29, 2025).
10.6	Form of Performance Shares Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated May 29, 2025).
10.7
Form of Stock Appreciation Rights Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K dated May 29, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101	The following materials from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 13, 2025	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 13, 2025	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial Officer and Treasurer