Form 10-Q
period 2025-09-30
Finward Bancorp
filed 2025-11-12
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2025 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒
There were 4,327,000 shares of the registrant’s Common Stock, without par value, outstanding at November 7, 2025.

Finward Bancorp
Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	59

Item 4. Controls and Procedures	59

PART II. Other Information

Item 6. Exhibits	61

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

SIGNATURES	62

PART I. Financial Information
Item 1. Financial Statements and Notes (unaudited)

Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands)	September 30, 2025	December 31, 2024
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$19,458	$17,883
Interest bearing deposits in other financial institutions	84,157	52,047
Federal funds sold	563	654
Total cash and cash equivalents	104,178	70,584
Securities available-for-sale	335,150	333,554
Loans held-for-sale	2,641	1,253
Loans receivable, net of deferred fees and costs	1,473,774	1,508,976
Less: Allowance for credit losses	(17,977)	(16,911)
Net loans receivable	1,455,797	1,492,065
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,585	7,721
Premises and equipment	45,544	47,259
Cash value of bank owned life insurance	33,843	33,514
Goodwill	22,395	22,395
Other intangible assets	1,273	1,860
Other assets	37,771	43,947
Total assets	$2,052,724	$2,060,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$280,296	$263,324
Interest bearing	1,470,350	1,497,242
Total	1,750,646	1,760,566
Repurchase agreements	48,426	40,116
Borrowed funds	55,000	65,000
Accrued expenses and other liabilities	33,157	43,603
Total liabilities	1,887,229	1,909,285
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2025 - 4,327,511 December 31, 2024 - 4,313,698	-	-
Additional paid-in capital	70,233	70,034
Accumulated other comprehensive loss	(49,266)	(58,084)
Retained earnings	144,528	139,464
Total stockholders' equity	165,495	151,414
Total liabilities and stockholders' equity	$2,052,724	$2,060,699
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans receivable	$20,246	$19,660	$59,841	$57,713
Securities	2,091	2,138	6,332	6,524
Other interest earning assets	1,003	674	2,178	2,346
Total interest income	23,340	22,472	68,351	66,583
Interest expense:
Deposits	7,996	8,946	23,821	26,350
Repurchase agreements	392	435	1,110	1,204
Borrowed funds	509	1,085	1,719	3,189
Total interest expense	8,897	10,466	26,650	30,743
Net interest income	14,443	12,006	41,701	35,840
Provision for (benefit from) credit losses	(301)	-	(121)	76
Net interest income after provision for credit losses	14,744	12,006	41,822	35,764
Non-interest income:
Fees and service charges	1,463	1,463	3,902	3,873
Wealth management operations	759	731	2,074	2,127
Gain (loss) on tax credit investment	23	-	90	-
Gain (loss) on sale of loans held-for-sale, net	265	338	873	810
Gain (loss) on sale of securities, net	-	-	-	(531)
Increase (decrease) in cash value of bank owned life insurance	210	205	628	610
Gain (loss) on sale of real estate	(56)	-	(56)	11,873
Other	249	130	314	154
Total non-interest income	2,913	2,867	7,825	18,916
Non-interest expense:
Compensation and benefits	7,330	6,963	22,015	21,109
Occupancy and equipment	2,004	2,181	6,050	6,205
Data processing	1,116	1,165	3,496	3,470
Marketing	257	209	557	579
Federal deposit insurance premiums	399	435	1,303	1,333
Professional and outside services	945	1,251	3,320	4,064
Technology	549	602	1,548	1,734
Other	1,497	1,668	5,066	5,401
Total non-interest expense	14,097	14,474	43,355	43,895
Income before income tax expense	3,560	399	6,292	10,785
Income tax expense (benefit)	63	(207)	189	756
Net income	$3,497	$606	$6,103	$10,029

Earnings per common share:
Basic	$0.82	$0.14	$1.43	$2.35
Diluted	$0.81	$0.14	$1.42	$2.35

Dividends declared per common share	$0.12	$0.12	$0.24	$0.36
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2025	2024	2025	2024
Net income	$3,497	$606	$6,103	$10,029

Net change in net unrealized gains and losses on securities available-for-sale:
Unrealized gain (loss) arising during the period	10,912	13,957	11,601	3,907
Less: reclassification adjustment for losses included in net income	-	-	-	531
Net securities gain (loss) during the period	10,912	13,957	11,601	4,438
Tax effect	(2,618)	(3,259)	(2,783)	(1,066)
Other comprehensive income (loss), net of tax	8,294	10,698	8,818	3,372
Comprehensive income (loss) net of tax	$11,791	$11,304	$14,921	$13,401
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2024	$-	$69,778	$(58,939)	$137,792	$148,631
Net income	-	-	-	606	606
Other comprehensive income (loss), net of tax	-	-	10,698	-	10,698
Stock-based compensation expense	-	138	-	-	138
Cash dividends, $0.12 per share	-	-	-	(518)	(518)
Balance at September 30, 2024	$-	$69,916	$(48,241)	$137,880	$159,555

Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345
Net income	-	-	-	10,029	10,029
Other comprehensive income (loss), net of tax	-	-	3,372	-	3,372
Net surrender value of 3,364 restricted stock awards	-	(82)	-	-	(82)
Stock-based compensation expense	-	443	-	-	443
Cash dividends, $0.36 per share	-	-	-	(1,552)	(1,552)
Balance at September 30, 2024	$-	$69,916	$(48,241)	$137,880	$159,555

Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253
Net income	-	-	-	3,497	3,497
Other comprehensive income (loss), net of tax	-	-	8,294	-	8,294
Net surrender value of 5,328 restricted stock awards	-	(146)	-	-	(146)
Stock-based compensation expense	-	116	-	-	116
Cash dividend, $0.12 per share	-	-	-	(519)	(519)
Balance at September 30, 2025	$-	$70,233	$(49,266)	$144,528	$165,495

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	6,103	6,103
Other comprehensive income (loss), net of tax	-	-	8,818	-	8,818
Net surrender value of 5,328 restricted stock awards	-	(146)	-	-	(146)
Stock-based compensation expense	-	345	-	-	345
Cash dividends, $0.24 per share	-	-	-	(1,039)	(1,039)
Balance at September 30, 2025	$-	$70,233	$(49,266)	$144,528	$165,495
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,103	$10,029
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(29,276)	(22,536)
Sale of loans originated for sale	28,788	21,051
Depreciation and amortization, net of accretion	4,684	5,532
Stock based compensation expense	345	443
Cash payments for lease liabilities	(1,201)	(965)
(Gain) loss on sale of securities, net	-	531
(Gain) loss on sale of loans held-for-sale, net	(906)	(744)
(Gain) loss on sale of real estate	56	(11,873)
(Gain) loss on sale of foreclosed real estate	-	(1)
(Increase) decrease of cash value of bank owned life insurance	(628)	(610)
(Gain) loss on death benefits of bank-owned life insurance	(236)	-
(Gain) loss on derivatives	33	(66)
Provision for (benefit from) credit losses	(121)	76
Change in:
Interest receivable	136	603
Interest payable	(542)	(2,294)
Other assets	2,555	3,134
Accrued expenses and other liabilities	(7,630)	(3,310)
Total adjustments	(3,943)	(11,029)
Net cash provided by (used in) operating activities	2,160	(1,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,934	9,486
Proceeds from sales of securities available-for-sale	-	14,698
Net change in loans receivable	34,706	3,891
Purchase of premises and equipment	(613)	(2,852)
Proceeds from sale of premises and equipment	667	17,677
Proceeds from sale of foreclosed real estate	-	72
Proceeds from death benefits of bank owned life insurance	535	-
Net cash provided by (used in) investing activities	44,229	42,972
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(9,920)	(64,611)
Proceeds from borrowed funds	30,000	150,000
Repayment of borrowed funds	(40,000)	(145,000)
Net surrender value of restricted stock awards	(146)	(82)
Change in repurchase agreements	8,310	4,914
Dividends paid	(1,039)	(1,552)
Net cash provided by (used in) financing activities	(12,795)	(56,331)
Net change in cash and cash equivalents	33,594	(14,359)
Cash and cash equivalents at beginning of period	70,584	86,008
Cash and cash equivalents at end of period	$104,178	$71,649
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,728	$33,038
Income taxes	-	385
Noncash activities:
Dividends declared not paid	-	518
Right-of-use asset obtained in exchange for lease liability	-	16,140
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation
Organization and Description of Business
The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by U.S. generally accepted accounting principles ("GAAP") for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of September 30, 2025, and December 31, 2024, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2025, and 2024, and condensed consolidated statements of cash flows for the nine months ended September 30, 2025, and 2024. The income reported for the nine months ended September 30, 2025, is not necessarily indicative of the results to be expected for the full year.
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
Note 2 - Use of Estimates
Preparing condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for credit losses are particularly susceptible to material change in the near term.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and an accounting policy election that is available to all entities other than public business entities related to applying ASC-320 to simplify the measurement of credit losses on current accounts receivable and current contract assets that occur from transactions accounted for under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our condensed consolidated financial statements.

Note 4 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
U.S. government sponsored entities	$8,884	$-	$(498)	$8,386
Collateralized mortgage obligations and residential mortgage-backed securities	126,998	-	(20,705)	106,293
Municipal securities	261,936	-	(43,081)	218,855
Collateralized debt obligations	2,145	-	(529)	1,616
Total securities available-for-sale	$399,963	$-	$(64,813)	$335,150

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government sponsored entities	$8,884	$-	$(823)	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities	135,974	-	(26,649)	109,325
Municipal securities	262,954	-	(48,205)	214,749
Collateralized debt obligations	2,156	-	(737)	1,419
Total securities available-for-sale	$409,968	$-	$(76,414)	$333,554
The cost basis and estimated fair value of available-for-sale debt securities at September 30, 2025, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
September 30, 2025	Cost Basis	Estimated Fair Value
Due in one year or less	$-	$-
Due from one to five years	12,686	11,927
Due from five to ten years	51,314	46,151
Due over ten years	208,965	170,779

Collateralized mortgage obligations and residential mortgage-backed securities	126,998	106,293
Total	$399,963	$335,150
Sales of available-for-sale securities were as follows for the quarter ended:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Proceeds	$-	$-	$-	$14,698
Gross gains	-	-	-	-
Gross losses	-	-	-	(531)
Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning balance, June 30, 2025	$(57,560)
Period change	8,294
Ending balance, September 30, 2025	$(49,266)

(Dollars in thousands)
Unrealized loss
Beginning balance, June 30, 2024	$(58,939)
Current period change	10,698
Ending balance, September 30, 2024	$(48,241)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Period change	8,818
Ending Balance, September 30, 2025	$(49,266)

(Dollars in thousands)
Unrealized loss
Beginning balance, January 1, 2024	$(51,613)
Current period change	3,372
Ending balance, September 30, 2024	$(48,241)
Securities with market values of approximately $334.4 million and $326.5 million were pledged as of September 30, 2025 and December 31, 2024, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.
Securities with unrealized losses at September 30, 2025, and December 31, 2024 not recognized in income are as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
September 30, 2025
U.S. government sponsored entities	$-	$-	$8,386	$(498)	$8,386	$(498)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	106,293	(20,705)	106,293	(20,705)	100.0%
Municipal securities	-	-	218,855	(43,081)	218,855	(43,081)	100.0%
Collateralized debt obligations	-	-	1,616	(529)	1,616	(529)	100.0%
Total temporarily impaired	$-	$-	$335,150	$(64,813)	$335,150	$(64,813)	100.0%
Number of securities		-		411		411

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
December 31, 2024
U.S. government sponsored entities	$-	$-	$8,061	$(823)	$8,061	$(823)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,325	(26,649)	109,325	(26,649)	100.0%
Municipal securities	3,310	(156)	211,439	(48,049)	214,749	(48,205)	100.0%
Collateralized debt obligations	-	-	1,419	(737)	1,419	(737)	100.0%
Total temporarily impaired	$3,310	$(156)	$330,244	$(76,258)	$333,554	$(76,414)	100.0%
Number of securities		4		409		413
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
Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.6 million at September 30, 2025 and $1.4 million at December 31, 2024, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.
Accrued interest receivable on AFS debt securities totaled $2.2 million at September 30, 2025, and $2.3 million at December 31, 2024. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.
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
Commercial Business. Although the Company’s priority in extending various types of commercial business loans changes from time to time, the basic considerations in determining the makeup of the commercial business loan portfolio are economic factors, regulatory requirements and money market conditions. The Company seeks commercial loan relationships from the local business community and from its present customers. Prudent lending policies based upon sound credit analysis governs the extension of commercial credit. The following loans, although not inclusive, are considered preferable for the Company’s commercial loan portfolio: agriculture loans, loans collateralized by liquid assets; loans secured by general use machinery and equipment; secured short-term working capital loans to established businesses secured by business assets; short-term loans with established sources of repayment and secured by sufficient equity and real estate; and unsecured loans to customers whose character and capacity to repay are firmly established.
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

Loans consist of the following as of September 30, 2025, and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Loans secured by real estate:
Residential real estate	$450,007	$467,293
Home equity	51,813	49,758
Commercial real estate	564,558	551,674
Construction and land development	79,678	82,874
Multifamily	192,698	212,455
Total loans secured by real estate	1,338,754	1,364,054
Commercial business	96,192	104,246
Consumer	348	551
Manufactured homes	24,372	26,708
Government	12,298	11,024
Loans receivable	1,471,964	1,506,583
Add:
Net deferred loan origination costs	1,719	2,439
Loan clearing funds	91	(46)
Loans receivable, net of deferred fees and costs	$1,473,774	$1,508,976

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Nonaccrual Loans	Total Loans Receivable
September 30, 2025
Residential real estate	$4,848	$615	$-	$5,463	$438,730	$444,193	$5,814	$450,007
Home equity	375	263	-	638	50,294	50,932	881	51,813
Commercial real estate	2,714	6,349	-	9,063	553,431	562,494	2,064	564,558
Construction and land development	811	-	-	811	78,150	78,961	717	79,678
Multifamily	174	491	-	665	190,301	190,966	1,732	192,698
Commercial business	2,041	47	-	2,088	91,420	93,508	2,684	96,192
Consumer	-	-	-	-	348	348	-	348
Manufactured homes	81	90	-	171	24,201	24,372	-	24,372
Government	-	-	-	-	12,298	12,298	-	12,298
Total	$11,044	$7,855	$-	$18,899	$1,439,173	$1,458,072	$13,892	$1,471,964

December 31, 2024
Residential real estate	$4,423	$1,184	$-	$5,607	$457,021	$462,628	$4,665	$467,293
Home equity	1,002	123	-	1,125	48,150	49,275	483	49,758
Commercial real estate	4,556	571	-	5,127	545,267	550,394	1,280	551,674
Construction and land development	2,039	-	-	2,039	80,177	82,216	658	82,874
Multifamily	1,961	359	-	2,320	206,773	209,093	3,362	212,455
Commercial business	493	508	-	1,001	99,955	100,956	3,290	104,246
Consumer	5	-	-	5	546	551	-	551
Manufactured homes	428	54	-	482	26,226	26,708	-	26,708
Government	-	-	-	-	11,024	11,024	-	11,024
Total	$14,907	$2,799	$-	$17,706	$1,475,139	$1,492,845	$13,738	$1,506,583
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2025, and December 31, 2024, and gross charge-offs for the nine months ended September 30, 2025, and for the year ended December 31, 2024.

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$96,295	$125,770	$128,741	$272,358	$271,138	$474,161	$102,022	$1,479	$1,471,964
Total current period gross charge-off	$(33)	$-	$(44)	$-	$(2)	$(339)	$-	$-	$(418)

Residential real estate
Pass (1-6)	$8,909	$17,218	$28,272	$82,991	$95,407	$202,715	$3,465	$-	$438,977

Special Mention (7)	-	-	459	1,324	739	2,610	-	-	5,132
Substandard (8)	127	-	869	1,484	528	2,890	-	-	5,898
Total	$9,036	$17,218	$29,600	$85,799	$96,674	$208,215	$3,465	$-	$450,007
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Home equity
Pass (1-6)	$626	$94	$43	$239	$51	$2,338	$46,043	$1,032	$50,466
Special Mention (7)	-	28	7	-	20	74	145	186	460
Substandard (8)	-	-	-	-	-	217	409	261	887
Total	$626	$122	$50	$239	$71	$2,629	$46,597	$1,479	$51,813
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$46,040	$60,004	$63,815	$110,836	$84,291	$176,061	$3,367	$-	$544,414
Special Mention (7)	25	873	2,221	4,853	3,423	6,685	-	-	18,080
Substandard (8)	-	-	-	826	-	1,238	-	-	2,064
Total	$46,065	$60,877	$66,036	$116,515	$87,714	$183,984	$3,367	$-	$564,558
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$26,125	$26,218	$16,188	$3,165	$1,562	$1,010	$3,103	$-	$77,371
Substandard (8)	-	-	1,002	64	1,241	-	-	-	2,307
Total	$26,125	$26,218	$17,190	$3,229	$2,803	$1,010	$3,103	$-	$79,678
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$4,040	$6,317	$8,059	$54,547	$66,642	$48,206	$346	$-	$188,157
Special Mention (7)	262	-	-	758	375	1,414	-	-	2,809
Substandard (8)	-	-	208	417	-	1,107	-	-	1,732
Total	$4,302	$6,317	$8,267	$55,722	$67,017	$50,727	$346	$-	$192,698
Current period gross charge-off	-	-	-	-	-	(46)	-	-	(46)

Commercial business
Pass (1-6)	$4,972	$12,472	$6,226	$7,795	$4,902	$11,562	$43,819	$-	$91,748
Special Mention (7)	47	64	326	65	24	-	1,234	-	1,760
Substandard (8)	158	87	960	179	128	1,081	91	-	2,684
Total	$5,177	$12,623	$7,512	$8,039	$5,054	$12,643	$45,144	$-	$96,192
Current period gross charge-off	-	-	(44)	-	-	(293)	-	-	(337)

Consumer
Pass (1-6)	$154	$65	$86	$22	$21	$-	$-	$-	$348
Total	$154	$65	$86	$22	$21	$-	$-	$-	$348

Current period gross charge-off	(33)	-	-	-	(2)	-	-	-	(35)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,749	$10,707	$11,826	$-	$-	$24,282
Special Mention (7)	-	-	-	-	-	90	-	-	$90
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$1,749	$10,707	$11,916	$-	$-	$24,372
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Total	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$124,670	$143,098	$291,855	$308,352	$211,268	$324,738	$102,602	$-	$1,506,583
Total current period gross charge-off	$(64)	$-	$(1,010)	$(125)	$(2)	$(1,267)	$-	$-	(2,468)

Residential real estate
Pass (1-6)	$13,118	$30,947	$90,324	$99,390	$102,552	$119,449	$2,468	$-	$458,248
Special Mention (7)	-	371	365	1,064	554	1,937	-	-	4,291
Substandard (8)	-	539	1,161	601	510	1,943	-	-	4,754
Total	$13,118	$31,857	$91,850	$101,055	$103,616	$123,329	$2,468	$-	$467,293
Current period gross charge-off	-	-	-	-	-	(28)	-	-	(28)

Home equity
Pass (1-6)	$193	$68	$153	$110	$-	$3,342	$44,943	$-	$48,809
Special Mention (7)	-	132	-	-	3	15	309	-	459
Substandard (8)	26	-	138	-	-	218	108	-	490
Total	$219	$200	$291	$110	$3	$3,575	$45,360	$-	$49,758
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$49,861	$67,290	$123,342	$96,206	$53,864	$148,529	$2,976	$-	$542,068
Special Mention (7)	974	-	1,036	2,375	668	2,930	25	-	8,008
Substandard (8)	-	-	-	-	202	1,396	-	-	1,598
Total	$50,835	$67,290	$124,378	$98,581	$54,734	$152,855	$3,001	$-	$551,674
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$34,599	$24,360	$3,732	$7,867	$224	$820	$5,312	$-	$76,914
Special Mention (7)	-	-	-	1,207	2,468	-	-	-	3,675
Substandard (8)	-	1,018	-	1,267	-	-	-	-	2,285
Total	$34,599	$25,378	$3,732	$10,341	$2,692	$820	$5,312	$-	$82,874
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,398	$8,923	$56,771	$74,716	$36,075	$20,066	$627	$-	$203,576
Special Mention (7)	-	-	780	3,332	1,217	-	-	-	5,329
Substandard (8)	-	-	446	1,219	1,516	369	-	-	3,550
Total	$6,398	$8,923	$57,997	$79,267	$38,808	$20,435	$627	$-	$212,455
Current period gross charge-off	-	-	-	(125)	-	-	-	-	(125)

Commercial business
Pass (1-6)	$14,655	$8,123	$9,441	$6,094	$3,653	$11,416	$44,046	$-	$97,428
Special Mention (7)	-	25	978	39	-	800	1,686	-	3,528
Substandard (8)	-	1,139	80	171	177	1,621	102	-	3,290
Total	$14,655	$9,287	$10,499	$6,304	$3,830	$13,837	$45,834	$-	$104,246
Current period gross charge-off	-	-	(1,010)	-	-	(1,239)	-	-	(2,249)

Consumer
Pass (1-6)	$301	$163	$34	$51	$-	$2	$-	$-	$551
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$301	$163	$34	$51	$-	$2	$-	$-	$551
Current period gross charge-off	(64)	-	-	-	(2)	-	-	-	(66)

Manufactured homes
Pass (1-6)	$-	$-	$1,634	$11,360	$7,559	$6,101	$-	$-	$26,654
Substandard (8)	-	-	-	28	26	-	-	-	54
Total	$-	$-	$1,634	$11,388	$7,585	$6,101	$-	$-	$26,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Total	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Current period gross charge-off	-	-	-	-	-	-	-	-	-
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
The following table shows the amortized cost basis of loans at September 30, 2025, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	For the three months ended September 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$307	$-	$-	0.07%
Commercial real estate	-	390	-	-	0.07%
Total	$-	$697	$-	$-	0.05%

	For the three months ended September 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$121	$332	$-	$-	0.10%
Total	$121	$332	$-	$-	0.03%

	For the nine months ended September 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$472	$-	$-	0.10%
Commercial real estate	135	390	-	-	0.09%
Construction and land development	654	-	-	-	0.82%
Commercial business	1,053	-	-	-	1.09%
Total	$1,842	$862	$-	$-	0.18%

	For the nine months ended September 30, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$253	$1,807	$-	$-	0.44%
Total	$253	$1,807	$-	$-	0.14%

The financial effects of payment delay modifications and term extension modifications had a forbearance average of five months and one hundred eighty-seven months weighted average extension to life of loan, respectively. There were no commitments to lend additional amounts to the borrowers included in the previous tables.
The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced or had payments added to the end of the loan which resulted in payment relief.

	For the three months ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	7	-
Commercial real estate	$-	—%	180	-

	For the three months ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	4	7

	For the nine months ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	7	-
Commercial real estate	$-	—%	180	5

	For the nine months ended September 30, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	4	5
The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	September 30, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$500	$-	$378	$315
Home equity	30	-	-	-
Commercial real estate	390	-	-	135
Construction and land development	-	-	-	654
Commercial business	2	-	-	1,051
Total	$922	$-	$378	$2,155

	September 30, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$774	$194	$121	$132
Total	$774	$194	$121	$132

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $2.1 million in loans involved in the foreclosure process at September 30, 2025 compared to $700 thousand at December 31, 2024. The Company had no other real estate owned as of September 30, 2025 and December 31, 2024.
Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.9 million at September 30, 2025, compared to $4.4 million at December 31, 2024.
Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2024	$649
2025	610

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$142
2026	440
2027	296
2028	280
2029	246
2030 and thereafter	2,302
Total	$3,706
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). In creating the “current expected credit loss (CECL)” model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three and nine months ended September 30, 2025, and 2024.
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$2,755	$-	$15	$(22)	$2,748
Home equity	738	-	-	(56)	682
Commercial real estate	9,150	-	-	86	9,236
Construction and land development	1,495	-	-	(345)	1,150
Multifamily	2,301	-	1	226	2,528
Commercial business	1,603	(276)	-	141	1,468
Consumer	2	(14)	6	9	3
Manufactured homes	125	-	-	(9)	116
Government	15	-	-	31	46
Total	$18,184	$(290)	$22	$61	$17,977

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$4,297	$(28)	$9	$170	$4,448
Home equity	727	-	-	107	834
Commercial real estate	6,903	-	1	(622)	6,282
Construction and land development	3,067	-	-	(261)	2,806
Multifamily	879	-	-	650	1,529
Commercial business	2,205	(2)	222	(179)	2,246
Consumer	5	(17)	1	16	5
Manufactured homes	157	-	-	90	247
Government	90	-	-	28	118
Total	$18,330	$(47)	$233	$-	$18,516
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$50	$(1,783)	$2,748
Home equity	835	-	-	(153)	682
Commercial real estate	6,444	-	4	2,788	9,236
Construction and land development	2,651	-	-	(1,501)	1,150
Multifamily	1,003	(46)	11	1,560	2,528
Commercial business	1,185	(337)	460	160	1,468
Consumer	5	(35)	7	26	3
Manufactured homes	252	-	-	(136)	116
Government	55	-	-	(9)	46
Total	$16,911	$(418)	$532	$952	$17,977

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$(28)	$30	$462	$4,448
Home equity	698	-	-	136	834
Commercial real estate	7,045	-	3	(766)	6,282
Construction and land development	4,206	-	-	(1,400)	2,806
Multifamily	933	(66)	31	631	1,529
Commercial business	1,649	(2)	230	369	2,246
Consumer	7	(60)	7	51	5
Manufactured homes	181	-	-	66	247
Government	65	-	-	53	118
Total	$18,768	$(156)	$301	$(397)	$18,516
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

(Dollars in thousands)	September 30, 2025

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,970	$-	$-	$-	$2,970	$40
Home equity	206	-	-	-	206	-
Commercial real estate	2,455	-	-	-	2,455	98
Construction and land development	2,306	-	-	-	2,306	-
Multifamily	1,732	-	-	-	1,732	407
Commercial business	-	1,520	942	222	2,684	367
Total	$9,669	$1,520	$942	$222	$12,353	$912

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	219	-	-	-	219	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	712	1,399	1,428	144	3,683	191
Total	$11,376	$1,399	$1,428	$144	$14,347	$284
A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.5 million and $2.9 million as of September 30, 2025, and December 31, 2024, respectively, and is included in net deferred loan origination cost.
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of September 30, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,705	$4,109	$5,814	$-
Home equity	30	851	881	-
Commercial real estate	1,505	559	2,064	-
Construction and land development	717	-	717	-
Multifamily	625	1,107	1,732	-
Commercial business	2,193	491	2,684	-
Total	$6,775	$7,117	$13,892	$-

As of December 31, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,514	$3,150	$4,664	$-
Home equity	179	304	483	-
Commercial real estate	1,078	202	1,280	-
Construction and land development	659	-	659	-
Multifamily	3,362	-	3,362	-
Commercial business	3,099	191	3,290	-
Total	$9,891	$3,847	$13,738	$-
Accrued interest receivable on loans totaled $5.3 million on September 30, 2025, as well as $5.3 million on December 31, 2024, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

(Dollars in thousands)	Three months ended, September 30, 2025	Three months ended, September 30, 2024
Balance, beginning of period	$2,027	$3,914
Provision for (benefit from) unfunded loan commitments	(361)	-
Balance, end of period	$1,666	$3,914

(Dollars in thousands)	Nine months ended, September 30, 2025	Nine months ended, September 30, 2024
Balance, beginning of period	$2,739	$3,441
Provision for (benefit from) unfunded loan commitments	(1,073)	473
Balance, end of period	$1,666	$3,914
Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2025	2024
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance September 30,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.3 million and $1.9 million as of September 30, 2025, and December 31, 2024, respectively. The table below summarizes the intangibles amortization:
The amortization recorded for the quarter ended September 30, is as follows:

(Dollars in thousands)	Total
2024	$352
2025	$141
The amortization recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2024	$1,069
2025	$587

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2025	$101
2026	361
2027	294
2028	228
2029	162
Thereafter	127
Total	$1,273
Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Checking	$579,760	$591,487
Savings	257,058	275,121
Money market	377,155	333,705
Certificates of deposit	536,673	560,253
Total deposits	$1,750,646	$1,760,566
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $120.7 million at September 30, 2025 and $141.4 million at December 31, 2024.
At September 30, 2025, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2025	$242,577
2026	285,430
2027	7,334
2028	1,002
2029	211
Thereafter	119
Total	$536,673
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

Note 9 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands except per share data)	2025	2024	2025	2024
Basic earnings per common share:
Net income as reported	$3,497	$606	$6,103	$10,029
Weighted average common shares outstanding—basic	4,273,022	4,260,809	4,270,652	4,259,063
Basic earnings per common share	$0.82	$0.14	$1.43	$2.35

Diluted earnings per common share:
Net income as reported	$3,497	$606	$6,103	$10,029
Weighted average common shares outstanding	4,273,022	4,260,809	4,270,652	4,259,063
Add: Dilutive effect of unvested restricted stock awards	25,985	20,339	20,519	12,601
Weighted average common shares outstanding—diluted	4,299,007	4,281,148	4,291,171	4,271,664
Diluted earnings per common share	$0.81	$0.14	$1.42	$2.35
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

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended September 30, 2025, stock based compensation expense of $116 thousand was recorded, compared to $138 thousand for the three months ended September 30, 2024. For the nine months ended September 30, 2025, stock based compensation expense of $345 thousand was recorded, compared to $443 thousand for the nine months ended September 30, 2024. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $700 thousand with a weighted average life of 2.1 years.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest one year after the grant date for independent directors and three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Company’s Plan described above for the nine months ended September 30, 2025, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	44,570	$36.74
Granted	20,321	27.08
Vested	(17,253)	27.34
Forfeited	(1,180)	27.76
Non-vested at September 30, 2025	46,458	$36.24
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
The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2025
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$4,086	Other liabilities	$4,086
Interest rate lock commitments	Other assets	49	N/A	-
Total		$4,135		$4,086

December 31, 2024
	Asset derivatives		Liability derivatives
(Dollars in thousands)	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	Other assets	$5,486	Other liabilities	$5,486
Interest rate lock commitments	Other assets	24	N/A	-
Total		$5,510		$5,486
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$170	$179
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(17)	65
Total		$153	$244

		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$140	$149
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(33)	66
Total		$107	$215
The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025
Interest rate swap contracts	$4,086	$-	$4,086	$-	$2,180	$1,906
Interest rate lock commitments	49	-	49	-	-	49
Total	$4,135	$-	$4,135	$-	$2,180	$1,955

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$5,120	$366
Interest rate lock commitments	82	-	82	-	-	82
Total	$5,568	$-	$5,568	$-	$5,120	$448
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2025
Interest rate swap contracts	$4,086	$-	$4,086	$-	$-	$4,086

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$-	$5,486
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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at September 30, 2025 and December 31, 2024.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2025 and December 31, 2024, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At September 30, 2025 and December 31, 2024, the collateralized debt obligations with a cost basis of $2.1 million and $2.2 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in nonaccrual status until the quarterly interest payments resume.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2025 and the year ended December 31, 2024. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the nine months ended September 30, 2025 and all of 2024. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$4,086	$-	$4,086	$-
Interest rate lock commitments	49	-	49	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,386	-	8,386	-
Collateralized mortgage obligations and residential mortgage-backed securities	106,293	-	106,293	-
Municipal securities	218,855	-	218,855	-
Collateralized debt obligations	1,616	-	-	1,616
Total securities available-for-sale	$335,150	$-	$333,534	$1,616

Liabilities:
Interest rate swap contracts	$4,086	$-	$4,086	$-

		Fair Value Measurements at December 31, 2024 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,486	$-	$5,486	$-
Interest rate lock commitments	82	-	82	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,061	-	8,061	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	-	109,325	-
Municipal securities	214,749	-	214,749	-
Collateralized debt obligations	1,419	-	-	1,419
Total securities available-for-sale	$333,554	$-	$332,135	$1,419

Liabilities:
Interest rate swap contracts	$5,486	$-	$5,486	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2025	$1,419
Principal payments	(11)
Total unrealized gains, included in other comprehensive income (loss)	208
Ending balance, September 30, 2025	$1,616

Beginning balance, January 1, 2024	$1,357
Principal payments	(11)
Total unrealized gains, included in other comprehensive income (loss)	94
Ending balance, September 30, 2024	$1,440
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$-	$-	$-	$-

		Fair Value Measurements at December 31, 2024 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,496	$-	$-	$1,496
Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$-	Fair Value of Collateral	Discount for type of property and current market conditions	—% - —%	—%

(Dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average Range
Collateral dependent loans	$1,496	Fair Value of Collateral	Discount for type of property and current market conditions	0% - 80%	8%

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	September 30, 2025		Estimated Fair Value Measurements at September 30, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$104,178	$104,178	$104,178	$-	$-
Loans held-for-sale	2,641	2,781	-	2,781	-
Loans receivable, net	1,455,797	1,416,903	-	-	1,416,903
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,585	7,585	-	7,585	-

Financial liabilities:
Non-interest bearing deposits	280,296	280,296	280,296	-	-
Interest bearing deposits	1,470,350	1,468,712	933,677	535,035	-
Repurchase agreements	48,426	48,415	40,680	7,735	-
Borrowed funds	55,000	54,347	-	54,347	-
Accrued interest payable	1,162	1,162	-	1,162	-

	December 31, 2024		Estimated Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$70,584	$70,584	$70,584	$-	$-
Loans held-for-sale	1,253	1,277	-	1,277	-
Loans receivable, net	1,492,065	1,435,148	-	-	1,435,148
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,721	7,721	-	7,721	-

Financial liabilities:
Non-interest bearing deposits	263,324	263,324	263,324	-	-
Interest bearing deposits	1,497,242	1,496,638	936,989	559,649	-
Repurchase agreements	40,116	39,960	32,364	7,596	-
Borrowed funds	65,000	63,432	-	63,432	-
Accrued interest payable	620	620	-	620	-
The following methods were used to estimate the fair value of financial instruments presented in the preceding table at September 30, 2025 and December 31, 2024:
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

Note 13 - Borrowings
At September 30, 2025, and December 31, 2024, borrowed funds are summarized below:

	(Dollars in thousands)
	September 30, 2025	December 31, 2024
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	$-	$10,000
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 2.95%, maturing April 29, 2030 (1)	10,000	-
Total	$55,000	$65,000
(1) FHLB retains putable option to call these advances after a period of time.

At September 30, 2025, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2025	$-
2026	-
2027	-
2028	20,000
2029	25,000
2030	10,000
Total	$55,000
The Company has available liquidity of $942.0 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance at September 30, 2025, or as of December 31, 2024. The Company did not have other borrowings at September 30, 2025, or as of December 31, 2024.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Nine Months Ended September 30,
	2025	2024

Gain on sale-leaseback transaction, net	$-	$(11,772)

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	1,201	965

ROU assets obtained in exchange for lease liabilities - operating leases (1)	-	16,140

Weighted-average remaining lease terms (in years) - operating leases	13	14

Weighted-average discount rate - operating leases	7.67%	7.67%

Variable lease payments	$209	$209

Operating lease costs	1,442	1,078

Total lease costs (2)	$1,651	$1,287
(1) Right of Use Asset included in Premises and equipment on the consolidated balance sheet
(2) Included in occupancy and equipment costs on the condensed consolidated statements of income

The following table represents the maturity of the Company's operating lease liabilities as of September 30, 2025:

(Dollars in thousands)

Maturity Analysis
Remainder 2025	$399
2026	1,622
2027	1,657
2028	1,692
2029	1,679
2030	1,688
Thereafter	15,110
Total	23,847
Less: Present value discount	(9,193)
Lease liability	$14,654

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
Finward Bancorp (the “Company”) is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank (“the Bank”), an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2025 and December 31, 2024, and the results of operations for the three and nine months ending September 30, 2025 and September 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the condensed consolidated financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
At September 30, 2025, the Company had total assets of $2.1 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $165.5 million or 8.1% of total assets, with a book value per share of $38.24. Net income for the three months ended September 30, 2025, was $3.5 million, or $0.81 earnings per diluted common share. For the three months ended September 30, 2025, the return on average assets (ROA) was 0.68%, while the return on average stockholders’ equity (ROE) was 8.96%. Net income for the nine months ended September 30, 2025, was $6.1 million, or $1.42 earnings per diluted common share. For the nine months ended September 30, 2025, the ROA was 0.40%, while the ROE was 5.27%.
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

Financial Condition
General
During the nine months ended September 30, 2025, total assets decreased by $8.0 million (0.39%), with interest-earning assets decreasing by $1.6 million (0.08%). At both September 30, 2025 and December 31, 2024, interest-earning assets totaled $1.9 billion. Earning assets represented 92.6% of total assets at September 30, 2025 and 92.3% December 31, 2024.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.5 billion at both September 30, 2025 and December 31, 2024. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.
The Company’s end-of-period loan balances were as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$450,007	30.6%	$467,293	31.0%
Home equity	51,813	3.5%	49,758	3.3%
Commercial real estate	564,558	38.4%	551,674	36.6%
Construction and land development	79,678	5.4%	82,874	5.5%
Multifamily	192,698	13.1%	212,455	14.1%
Commercial business	96,192	6.5%	104,246	6.9%
Consumer	348	—%	551	—%
Manufactured homes	24,372	1.7%	26,708	1.8%
Government	12,298	0.8%	11,024	0.7%
Loans receivable	1,471,964	100.0%	1,506,583	100.0%
Plus:
Net deferred loans origination costs	1,719		2,439
Loan clearing funds	91		(46)
Loans receivable, net of deferred fees and costs	$1,473,774		$1,508,976

Adjustable rate loans / loans receivable	$728,185	49.5%	$793,920	52.7%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $564.6 million as of September 30, 2025, compared to $551.7 million as of December 31, 2024. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 38.4% of the total loan portfolio at September 30, 2025 and 36.6% at December 31, 2024. A further breakdown of the composition of the commercial real estate loan portfolio as of September 30, 2025 and December 31, 2024 is shown in the table below:

Commercial Real Estate (CRE)	September 30, 2025			December 31, 2024
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE Owner Occupied (CRE OO)
Food services & drinking Places	68	$36,584	2.5%	65	$30,481	2.0%
Gasoline stations & fuel dealers	32	30,925	2.1%	28	28,957	1.9%
Ambulatory health care services	31	26,683	1.8%	33	28,891	1.9%
Repair and maintenance	37	17,468	1.2%	34	16,050	1.1%
Specialty trade contractors	31	15,057	1.0%	31	13,265	0.9%
Merchant wholesalers, durable goods	13	11,251	0.8%	13	12,332	0.8%
Truck transportation	15	10,850	0.7%	12	10,350	0.7%
Personal and laundry services	30	9,592	0.7%	31	10,673	0.7%
Professional, scientific, and technical services	25	10,042	0.7%	26	10,266	0.7%
Other	196	84,493	5.7%	195	85,344	5.7%
Total CRE Owner Occupied (CRE OO)	478	$252,945	17.2%	468	$246,609	16.4%

CRE Non Owner Occupied (CRE NOO)
Strip centers - lessors	167	$143,540	9.8%	165	$140,360	9.3%
Hotels	17	46,842	3.2%	18	48,659	3.2%
Industrial properties - lessors	64	49,576	3.4%	60	43,581	2.9%
Office properties - lessors	62	42,547	2.9%	57	38,472	2.6%
Special use - lessors	10	10,589	0.7%	10	11,527	0.8%
Mini Warehouses - lessors	17	8,149	0.6%	17	8,011	0.5%
Big box retail - lessors	2	7,931	0.5%	2	8,201	0.5%
Other	8	2,439	0.2%	14	6,254	0.4%
Total CRE Non Owner Occupied (CRE NOO)	347	$311,613	21.2%	343	$305,065	20.2%

Total Commercial Real Estate (OO & NOO)	825	$564,558	38.4%	811	$551,674	36.6%

Total Gross Loans		$1,471,964			$1,506,583
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

The following table sets forth certain information at September 30, 2025, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$11,038	$17,408	$84,560	$337,001	$450,007
Home equity	1,839	211	10,808	38,955	51,813
Commercial real estate	46,382	146,511	371,043	622	564,558
Construction and land development	30,436	6,285	32,949	10,008	79,678
Multifamily	39,071	51,769	101,858	-	192,698
Commercial business	44,449	33,710	18,010	23	96,192
Consumer	100	248	-	-	348
Manufactured homes	2	125	10,647	13,598	24,372
Government	3,732	7,489	1,077	-	12,298
Total loans receivable	$177,049	$263,756	$630,952	$400,207	$1,471,964
The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2025, the Company originated $29.3 million in new fixed rate mortgage loans for sale, compared to $22.5 million during the nine months ended September 30, 2024. Net gains realized from the mortgage loan sales totaled $873 thousand for the nine months ended September 30, 2025, compared to $810 thousand for the nine months ended September 30, 2024. At September 30, 2025, the Company had $2.6 million in loans that were classified as held for sale, compared to $1.3 million at December 31, 2024.
Asset Quality
Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on nonaccrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2025	December 31, 2024
Residential real estate	$5,814	$4,665
Home equity	881	483
Commercial real estate	2,064	1,280
Construction and land development	717	658
Multifamily	1,732	3,362
Commercial business	2,684	3,290
Total	$13,892	$13,738
Non-performing loans to total loans	0.94%	0.91%
Non-performing loans to total assets	0.68%	0.67%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2025 or December 31, 2024.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2025	December 31, 2024
Residential real estate	$5,898	$4,754
Home equity	887	490
Commercial real estate	2,064	1,598
Construction and land development	2,307	2,285
Multifamily	1,732	3,550
Commercial business	2,684	3,290
Manufactured homes	-	54
Total	$15,572	$16,021
In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2025	December 31, 2024
Residential real estate	$5,132	$4,291
Home equity	460	459
Commercial real estate	18,080	8,008
Construction and land development	-	3,675
Multifamily	2,809	5,329
Commercial business	1,760	3,528
Manufactured homes	90	-
Total	$28,331	$25,290
At September 30, 2025, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or nonaccrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.
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

The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Loan Segment	2025	2024	2025	2024
Residential real estate	$(22)	$170	$(1,783)	$462
Home equity	(56)	107	(153)	136
Commercial real estate	86	(622)	2,788	(766)
Construction and land development	(345)	(261)	(1,501)	(1,400)
Multifamily	226	650	1,560	631
Commercial business	141	(179)	160	369
Consumer	9	16	26	51
Manufactured homes	(9)	90	(136)	66
Government	31	28	(9)	53
Total	$61	$-	$952	$(397)
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Three Months Ended September 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$15	$15
Multifamily	-	1	1
Commercial business	(276)	-	(276)
Consumer	(14)	6	(8)
Total	$(290)	$22	$(268)

(Dollars in thousands)	Three Months Ended September 30, 2024
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(28)	$9	$(19)
Commercial real estate	-	1	1
Commercial business	(2)	222	220
Consumer	(17)	1	(16)
Total	$(47)	$233	$186

(Dollars in thousands)	Nine Months Ended September 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$50	$50
Commercial real estate	-	4	4
Multifamily	(46)	11	(35)
Commercial business	(337)	460	123
Consumer	(35)	7	(28)
Total	$(418)	$532	$114

(Dollars in thousands)	Nine Months Ended September 30, 2024
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(28)	$30	$2
Commercial real estate	-	3	3
Multifamily	(66)	31	(35)
Commercial business	(2)	230	228
Consumer	(60)	7	(53)
Total	$(156)	$301	$145
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Allowance for credit losses	$17,977	$16,911
Total loans	$1,473,774	$1,508,976
Non-performing loans	$13,892	$13,738
ACL-to-total loans	1.22%	1.12%
ACL-to-non-performing loans (coverage ratio)	129.4%	123.1%
Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $335.2 million at September 30, 2025, compared to $333.6 million at December 31, 2024, an increase of $1.6 million (0.5%). The increase in securities available for sale from year end, was primarily due to an increase in the fair value of the overall portfolio. The yield on the securities portfolio was 2.40% for the nine months ended September 30, 2025 and 2.39% for the nine months ended September 30, 2024. Management did not execute any securities sale transactions during the quarter. At September 30, 2025, the securities portfolio represented 17.6% of interest-earning assets and 16.3% of total assets compared to 17.5% of interest-earning assets and 16.2% of total assets at December 31, 2024.
The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government sponsored entities	$8,386	2.5%	$8,061	2.4%
Collateralized mortgage obligations and residential mortgage-backed securities	106,293	31.7%	109,325	32.8%
Municipal securities	218,855	65.3%	214,749	64.4%
Collateralized debt obligations	1,616	0.5%	1,419	0.4%
Total securities available-for-sale	$335,150	100.0%	$333,554	100.0%

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Interest bearing deposits in other financial institutions	$84,157	$52,047	$32,110	61.7%
Fed funds sold	563	654	(91)	(13.9%)
Federal Home Loan Bank stock	6,547	6,547	-	-
The increase in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.
The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at September 30, 2025, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).
The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities	$-	—%	$8,386	1.00%	$-	—%	$-	—%	$8,386
Collateralized mortgage obligations and residential mortgage-backed securities	-	—%	-	—%	-	—%	106,293	1.55%	106,293
Municipal securities	-	—%	3,541	2.41%	46,151	3.12%	169,163	3.00%	218,855
Collateralized debt obligations	-	—%	-	—%	-	—%	1,616	3.33%	1,616
Totals	$-	—%	$11,927	1.42%	$46,151	3.12%	$277,072	2.45%	$335,150
Deposits
Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Checking	$579,760	$591,487	$(11,727)	(2.0%)
Savings	257,058	275,121	(18,063)	(6.6%)
Money market	377,155	333,705	43,450	13.0%
Certificates of deposit	536,673	560,253	(23,580)	(4.2%)
Total deposits	$1,750,646	$1,760,566	$(9,920)	(0.6%)
As of September 30, 2025, deposits totaled $1.8 billion, a decrease of $9.9 million or 0.6% compared to December 31, 2024. Core deposits totaled $1.2 billion at September 30, 2025 compared to $1.2 billion on December 31, 2024. Core deposits include checking, savings, and money market accounts and represented 69.3% of the Company’s total deposits at September 30, 2025. On September 30, 2025, balances for certificates of deposit totaled $536.7 million, compared to $560.3 million on December 31, 2024, a decrease of $23.6 million or 4.2%. The decrease in deposits is primarily related to a reduction in depositor certificate of deposit activity and planned adjustments to deposit pricing.
Checking account balances decreased $11.7 million and interest bearing savings account balances decreased $18.1 million from year end primarily due to decreases in personal statement savings account balances. Money market account balances increased by $43.5 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $23.6 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 16.0% of total deposits at September 30, 2025 and 15.0% of total deposits at December 31, 2024. Interest bearing demand accounts, including money market and savings accounts, comprised 53.2% of total deposits at both September 30, 2025 and December 31, 2024. Time accounts as a percentage of total deposits were 30.7% at September 30, 2025 and 31.8% at December 31, 2024.
The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Nine Months Ended September 30,
	2025		2024
	Amount	Rate %	Amount	Rate %
Non-interest bearing demand deposits	281,016	-%	$291,161	-%
Interest bearing demand deposits	311,571	0.74%	314,374	0.91%
MMDA accounts	353,462	3.03%	320,777	3.39%
Savings accounts	269,282	0.05%	292,812	0.05%
Certificates of deposit	542,390	3.44%	536,719	3.96%
Total deposits	$1,757,721	2.15%	$1,755,843	2.40%
Deposit rates decreased in the three and nine months ended September 30, 2025 compared to same periods in 2024, primarily driven by a decrease in short-term market interest rates.
Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Repurchase agreements	$48,426	$40,116	$8,310	20.7%
Borrowed funds	55,000	65,000	(10,000)	(15.4%)
Total borrowed funds	$103,426	$105,116	$(1,690)	(1.6%)
Borrowings and repurchase agreements totaled $103.4 million at September 30, 2025 compared to $105.1 million at December 31, 2024, a decrease of $1.7 million or 1.6%. The decrease in borrowings from December 31, 2024, was the result of the maturity of FHLB advances partially offset by additional repurchase agreement activity. As of September 30, 2025, 72% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of September 30, 2025, the Company had available liquidity of $737.1 million including borrowing capacity from the FHLB and Federal Reserve facilities.
Other assets totaled $37.8 million at September 30, 2025, compared to $43.9 million at December 31, 2024. The decrease in other assets is primarily related to decreased fair value of the Company’s interest rate swap contract derivative and a reduction in the deferred tax asset. Accrued expenses and other liabilities totaled $33.2 million at September 30, 2025, compared to $43.6 million at December 31, 2024. The decrease in accrued expenses and other liabilities is primarily the result of the decreased fair value of the Company's interest rate swap contract derivative, along with other activities such as a decrease in other collateral balances and ACH prefunding balances.

Market Risk and Interest Rate Sensitivity
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of September 30, 2025, the Company has identified interest rate risk as our primary source of market risk.
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
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE based on our balance sheet as of September 30, 2025 (dollars in millions):

Interest Rate Scenario	EVE*	Percent Change	Net interest income	Percent Change
+400 Bps	$229	-33.3%	$62.4	-1.5%
+300 Bps	$272	-20.5%	$63.6	0.4%
+200 Bps	$312	-9.0%	$64.1	1.3%
+100 Bps	$334	-2.4%	$63.9	1.0%
No change	$343	0.0%	$63.3	0.0%
-100 Bps	$334	-2.5%	$62.9	-0.7%
-200 Bps	$315	-8.1%	$62.2	-1.8%
-300 Bps	$284	-17.2%	$62.7	-1.0%
-400 Bps	$236	-31.1%	$62.2	-1.8%
*Economic Value of Equity ("EVE") at Risk
If interest rates across the yield curve were to uniformly decrease, this analysis suggests the Bank may be positioned for relatively neutral to modestly negative changes in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase by approximately 100 to 300 basis points, this analysis suggests we would experience positive impact to net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase by a more material amount (400 basis points and above), the analysis suggests we would shift into experiencing negative impacts to net interest income over the next twelve months.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At September 30, 2025, we had five outstanding advances totaling $55 million and the ability to borrow up to $436.0 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At September 30, 2025, we had no outstanding balance from the Federal Reserve Bank of Chicago. At September 30, 2025, cash and cash equivalents were $104.2 million and secured borrowing capacity at the Federal Reserve Bank totaled $260.2 million, providing total additional liquidity sources of $737.1 million (excluding brokered deposit capacity).
The following table shows the Company’s sources of liquidity as of September 30, 2025 and December 31, 2024:

	Sources of Liquidity
	As of September 30, 2025		As of December 31, 2024
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$55,000	$435,962	$65,000	$459,648
Fed Discount Window	-	260,182	-	186,788
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$55,000	$737,144	$65,000	$687,436
During the nine months ended September 30, 2025, cash and cash equivalents increased by $33.6 million compared to a $14.4 million decrease for the nine months ended September 30, 2024. The primary sources of cash and cash equivalents were sales of loans originated for sale and the net change in loans receivable. The primary uses of cash and cash equivalents were loan originations and the net change in accrued expenses and other liabilities. Cash provided by operating activities totaled $2.2 million for the nine months ended September 30, 2025, compared to cash used of $1.0 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $44.2 million for the current period, compared to cash provided in investing activities of $43.0 million for the nine months ended September 30, 2024. Cash provided by investing activities for the current nine-month period was primarily related to net change in loans receivable and proceeds from maturities of securities. Cash used in financing activities totaled $12.8 million during the current period compared to net cash used in financing activities of $56.3 million for the nine months ended September 30, 2024. The net cash used in financing activities was primarily the result of net change in deposits offset by the change in repurchase agreements. On a cash basis, the Company paid dividends on common stock of $1.0 million for the nine months ended September 30, 2025, and $1.6 million for the nine months ended September 30, 2024.
At September 30, 2025, outstanding commitments to fund loans totaled $269.5 million. Approximately 60.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $15.1 million at September 30, 2025. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2025, stockholders' equity increased by $14.1 million 9.3%. During the nine months ended September 30, 2025, stockholders’ equity was primarily increased by net income of $6.1 million and other comprehensive income as the result of market value changes within the securities portfolio of $8.8 million offset by dividends declared of

$1.0 million. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2025 or 2024. During 2025, 17,253 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the condensed consolidated financial statements, of which 5,328 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
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
During the nine months ended September 30, 2025, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.1 million. These investments currently have ratings that are below investment grade. As a result, approximately $1.6 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.
In addition, the following table shows that, at September 30, 2025 and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$184,560	11.49%	$72,261	4.50%	$104,376	6.50%
Tier 1 capital to risk-weighted assets	$184,560	11.49%	$96,348	6.00%	$128,463	8.00%
Total capital to risk-weighted assets	$204,202	12.72%	$128,463	8.00%	$160,579	10.00%
Tier 1 leverage ratio	$184,560	8.77%	$84,146	4.00%	$105,182	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 leverage ratio	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%
The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions (DFI) if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Recent Developments Regarding the Company and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2025, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2025 net income. On August 15, 2025, the Board of Directors of the Company declared the most recent quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on September 12, 2025 to shareholders of record on August 29, 2025.
Results of Operations - Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
For the quarter ended September 30, 2025, the Company reported net income of $3.5 million, compared to net income of $606 thousand for the quarter ended September 30, 2024, an increase of $2.9 million. For the quarter ended September 30, 2025, the ROA was 0.68%, compared to 0.12 % for the quarter ended September 30, 2024. The ROE was 8.96% for the quarter ended September 30, 2025, compared to 1.60% for the quarter ended September 30, 2024.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2025			September 30, 2024
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$90,880	$991	4.36%	$54,084	$665	4.92%
Federal funds sold	1,285	12	3.74%	682	9	5.28%
Securities available-for-sale	327,030	1,965	2.40%	342,451	2,031	2.37%
Loans receivable	1,474,324	20,246	5.49%	1,506,967	19,660	5.22%
Federal Home Loan Bank stock	6,547	126	7.70%	6,547	107	6.54%
Total interest earning assets	1,900,066	$23,340	4.91%	1,910,731	$22,472	4.70%
Cash and non-interest bearing deposits in other financial institutions	24,882			22,478
Allowance for credit losses	(18,243)			(18,482)
Other non-interest bearing assets	152,135			155,997
Total assets	$2,058,840			$2,070,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,478,543	$7,996	2.16%	$1,451,414	$8,946	2.47%
Repurchase agreements	46,498	392	3.37%	43,074	435	4.04%
Borrowed funds	55,904	509	3.64%	95,224	1,085	4.56%
Total interest bearing liabilities	1,580,945	$8,897	2.25%	1,589,712	$10,466	2.63%
Non-interest bearing deposits	285,347			287,507
Other non-interest bearing liabilities	36,397			41,696
Total liabilities	1,902,689			1,918,915
Total stockholders' equity	156,151			151,809
Total liabilities and stockholders' equity	$2,058,840			$2,070,724
Net interest income		$14,443			$12,006

Return on average assets	0.68%			0.12%
Return on average equity	8.96%			1.60%
Net interest margin (average earning assets)	3.04%			2.51%
Net interest margin (average earning assets) - tax equivalent	3.18%			2.66%
Net interest spread	2.66%			2.07%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.20x
Net interest income for the quarter ended September 30, 2025, was $14.4 million, an increase of $2.4 million (20.3%), compared to $12.0 million for the quarter ended September 30, 2024. The weighted-average yield on interest-earning assets was 4.91% for the quarter September 30, 2025, compared to 4.70% for the quarter ended September 30, 2024. The weighted-average cost of interest-bearing liabilities for the quarter ended September 30, 2025, was 2.25% compared to 2.63% for the quarter ended September 30, 2024. The impact of the 4.91% return on interest-earning assets and the 2.25% cost of interest-bearing liabilities resulted in an interest rate spread of 2.66% for the current quarter, an increase from the 2.07% spread for the quarter ended September 30, 2024. On a tax adjusted basis, the Company’s net interest margin was 3.18% for the quarter ended September 30, 2025, compared to 2.66% for the quarter ended September 30, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin on a tax-equivalent basis represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	September 30, 2025	September 30, 2024
Calculation of net interest margin, tax-equivalent basis
Net interest income	$14,443	$12,006
Tax-equivalent adjustment on securities and loans	663	678
Net interest income (tax-equivalent basis)	$15,106	$12,684
Total average earning assets	$1,900,066	$1,910,731
Net interest margin (tax-equivalent basis)	3.18%	2.66%
The increased net interest income and net interest margin for the quarter ended September 30, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.
The following table shows the change in non-interest income for the quarter ending September 30, 2025, and September 30, 2024.

(Dollars in thousands)	Three Months Ended September 30,		9/30/2025 vs. 9/30/2024
	2025	2024	$ Change	% Change
Non-interest income:
Fees and service charges	$1,463	$1,463	$-	-%
Wealth management operations	759	731	28	3.8%
Gain (loss) on tax credit investment	23	-	23	NM
Gain (loss) on sale of loans held-for-sale, net	265	338	(73)	(21.6)%
Increase in cash value of bank owned life insurance	210	205	5	2.4%
Gain (loss) on sale of real estate	(56)	-	(56)	NM
Other	249	130	119	91.5%
Total non-interest income	$2,913	$2,867	$46	1.6%
The increase in non-interest income during the quarter ended September 30, 2025 compared to the same period in 2024 was primarily the result of higher other income related to an individual BOLI claim benefit partially offset by decreased gains on sale of loans.
The following table shows the change in non-interest expense for the three months ending September 30, 2025 and September 30, 2024.

(Dollars in thousands)	Three Months Ended September 30,		9/30/2025 vs. 9/30/2024
	2025	2024	$ Change	% Change
Non-interest expense:
Compensation and benefits	$7,330	$6,963	$367	5.3%
Occupancy and equipment	2,004	2,181	(177)	(8.1)%
Data processing	1,116	1,165	(49)	(4.2)%
Marketing	257	209	48	23.0%
Federal deposit insurance premiums	399	435	(36)	(8.3)%
Professional and outside services	945	1,251	(306)	(24.5)%
Technology	549	602	(53)	(8.8)%
Other	1,497	1,668	(171)	(10.3)%
Total non-interest expense	$14,097	$14,474	$(377)	(2.6)%

Decreases in non-interest expenses during the quarter ended September 30, 2025 were primarily attributable to lower occupancy and equipment expenses relating to reduced depreciation of our fixed assets, lower professional and outside services fees relating to implementation of the corrective actions set forth in the Consent Order, and lower other expenses relating to reduced core deposit intangible amortization from prior acquisitions. These decreases were partially offset by higher compensation and benefits expense, driven by annual merit-based increases and other refinements in roles and responsibilities within the organization.
The expense for income taxes was $63 thousand for the quarter ended September 30, 2025, as compared to the benefit of $207 thousand for the quarter ended September 30, 2024. The effective tax rate was 1.8% for the quarter ended September 30, 2025 as compared to negative 51.9% for the quarter ended September 30, 2024. The Company’s higher current effective tax rate for the quarter ended September 30, 2025, is primarily a result of updated projected earnings levels used in estimating full year 2025 tax accrual.
Results of Operations - Comparison of the Nine Months Ended September 30, 2025 to September 30, 2024
For the nine months ended September 30, 2025, the Company reported net income of $6.1 million, a decrease of $3.9 million (39.1%) compared to $10.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the ROA was 0.40%, compared to 0.64% for the nine months ended September 30, 2024. The ROE was 5.27% for the nine months ended September 30, 2025, compared to 4.50% for the nine months ended September 30, 2024.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

Year-to-Date
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2025			September 30, 2024
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$67,530	2,145	4.24%	$61,107	$2,317	5.06%
Federal funds sold	1,176	33	3.74%	919	29	4.21%
Securities available-for-sale	330,286	5,942	2.40%	348,269	6,239	2.39%
Loans receivable	1,486,392	59,841	5.37%	1,504,197	57,713	5.12%
Federal Home Loan Bank stock	6,547	390	7.94%	6,547	285	5.80%
Total interest earning assets	1,891,931	68,351	4.82%	1,921,039	$66,583	4.62%
Cash and non-interest bearing deposits in other financial institutions	26,653			19,598
Allowance for credit losses	(17,744)			(18,670)
Other non-interest bearing assets	152,719			155,433
Total assets	$2,053,559			$2,077,400

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,476,705	23,821	2.15%	$1,464,682	$26,350	2.40%
Repurchase agreements	44,194	1,110	3.35%	40,879	1,204	3.93%
Borrowed funds	58,817	1,719	3.90%	90,423	3,189	4.70%
Total interest bearing liabilities	1,579,716	26,650	2.25%	1,595,984	$30,743	2.57%
Non-interest bearing deposits	281,016			291,161
Other non-interest bearing liabilities	38,307			41,540
Total liabilities	1,899,039			1,928,685
Total stockholders' equity	154,520			148,715
Total liabilities and stockholders' equity	$2,053,559			$2,077,400
Net interest income		41,701			$35,840

Return on average assets	0.40%			0.64%
Return on average equity	5.27%			4.50%
Net interest margin (average earning assets)	2.94%			2.49%
Net interest margin (average earning assets) - tax equivalent	3.08%			2.63%
Net interest spread	2.57%			2.05%
Ratio of interest-earning assets to interest-bearing liabilities	1.20x			1.20x
Net interest income for the nine months ended September 30, 2025, was $41.7 million, an increase of $5.9 million (16.4%), compared to $35.8 million for the nine months ended September 30, 2024. The weighted-average yield on interest-earning assets was 4.82% for the nine months ended September 30, 2025 compared to 4.62% for the nine months ended September 30, 2024. The weighted-average cost of interest-bearing liabilities for the nine months ended September 30, 2025, was 2.25% compared to 2.57% for the nine months ended September 30, 2024. The impact of the 4.82% return on interest-earning assets and the 2.25% cost of interest-bearing liabilities resulted in an interest rate spread of 2.57% for the nine months ended September 30, 2025, an increase from the 2.05% spread for the nine months ended September 30, 2024. The Company’s net interest margin on a tax-equivalent basis was 3.08% for the nine months ended September 30, 2025, compared to 2.63% for the nine months ended September 30, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Calculation of net interest margin, tax-equivalent basis
Net interest income	$41,701	$35,840
Tax-equivalent adjustment on securities and loans	2,007	2,054
Net interest income (tax-equivalent basis)	$43,708	$37,894
Total average earning assets	$1,891,931	$1,921,039
Net interest margin (tax-equivalent basis)	3.08%	2.63%
The increased net interest income and net interest margin for the nine months ended September 30, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve's reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.
The following table shows the change in non-interest income for the nine months ended September 30, 2025, and September 30, 2024.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2025 vs. 9/30/2024
	2025	2024	$ Change	% Change
Non-interest income:
Fees and service charges	$3,902	$3,873	$29	0.7%
Wealth management operations	2,074	2,127	(53)	(2.5)%
Gain (loss) on tax credit investment	90	-	90	-%
Gain (loss) on sale of loans held-for-sale, net	873	810	63	7.8%
Increase in cash value of bank owned life insurance	628	610	18	3.0%
Gain (loss) on sale of real estate	(56)	11,873	(11,929)	(100.5)%
Gain (loss) on sale of securities, net	-	(531)	531	(100.0)%
Other	314	154	160	103.9%
Total non-interest income	$7,825	$18,916	$(11,091)	(58.6%)
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

The following table shows the change in non-interest expense for the nine months ended September 30, 2025, and September 30, 2024.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2025 vs. 9/30/2024
	2025	2024	$ Change	% Change
Non-interest expense:
Compensation and benefits	$22,015	$21,109	$906	4.3%
Occupancy and equipment	6,050	6,205	(155)	(2.5)%
Data processing	3,496	3,470	26	0.7%
Marketing	557	579	(22)	(3.8)%
Federal deposit insurance premiums	1,303	1,333	(30)	(2.3)%
Professional and outside services	3,320	4,064	(744)	(18.3)%
Technology	1,548	1,734	(186)	(10.7)%
Other	5,066	5,401	(335)	(6.2)%
Total non-interest expense	$43,355	$43,895	$(540)	(1.2)%
Decreases in non-interest expenses during the nine months ended September 30, 2025, were primarily attributable to non-recurring professional and outside service expenses occurring during 2024 which were associated with the implementation of the corrective actions set forth in the Consent Order and sale leaseback transaction, as well as lower technology costs in 2025. This decrease in non-interest expense was primarily offset by increases in compensation and benefit expense driven by annual merit-based increases.
The provision for income taxes was $189 thousand for the nine months ended September 30, 2025 as compared to the provision of $756 thousand for the nine months ended September 30, 2024. The effective tax rate was 3.0% for the nine months ended September 30, 2025, as compared to 7.0% for the nine months ended September 30, 2024. The Company’s year-to-date effective tax rate for the nine months ended September 30, 2025, decreased primarily due to a decrease in estimated full year 2025 tax accrual based on updated projected earnings levels.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
Not Applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended September 30, 2025 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2025 –January 31, 2025	-	N/A	-	48,828
February 1, 2025 – February 28, 2025	3,930	$26.38	-	48,828
March 1, 2025 – March 31, 2025	-	N/A	-	48,828
April 1, 2025 – April 30, 2025	485	$30.75	-	48,828
May 1, 2025 – May 31, 2025	690	$30.26	-	48,828
June 1, 2025 – June 30, 2025	-	N/A	-	48,828
July 1, 2025 – July 31, 2025	223	$27.52	-	48,828
August 1, 2025 – August 31, 2025	-	N/A	-	48,828
September 1, 2025 – September 30, 2025	-	N/A	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s 2015 Stock Option and Incentive Plan. For the nine months ended September 30, 2025, 5,328 shares were reacquired at an average per share price of $27.33 pursuant to these tax withholding transactions.
Item 3.    Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following materials from the Company’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 12, 2025	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 12, 2025	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial Officer and Treasurer