Form 10-K
period 2025-12-31
Finward Bancorp
filed 2026-03-25
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the average bid and ask prices for the registrant’s Common Stock at June 30, 2025, at that date, the aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) was $113,818,982.
There were 4,330,486 shares of the registrant’s Common Stock, without par value, outstanding at March 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this Annual Report on Form 10-K:
1. Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders. (Part III)

Finward Bancorp

Glossary of Defined Terms
ACL - Allowance for credit losses
AFS - Available-for-sale
Agencies - collectively, Fannie Mae, Freddie Mac, and Ginnie Mae
AI - Artificial intelligence and/or machine learning
ALCO - Asset Liability Committee
AOCI - Accumulated other comprehensive income (loss)
ARMs - Adjustable rate mortgage loans
ASC - Accounting Standards Codification
ASU - Accounting Standards Update
ATM - Automated teller machine
Bank - Peoples Bank
BHCA - Bank Holding Company Act of 1956, amended
Board - The Company's Board of Directors
BSA - Bank Secrecy Act
Buyer - MountainSeed Real Estate Services, LLC
CARES Act - Coronavirus Aid, Relief and Economic Security Act of 2021
CBCA - Change in Bank Control Act
CBCM - Certified Banking Cybersecurity Manager
CBLR - Community Bank Leverage Ratio
CBSM - Certified Banking Security Manager
CBSTP - Certified Banking Security Technology Professional
CECL - ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("Current Expected Credit Losses")
CFPB - Consumer Financial Protection Bureau
CISM - Certified Information Security Manager
Code - Internal Revenue Code of 1986
CODM - Chief Operating Decision Maker
Company - Finward Bancorp
COSO - Committee of Sponsoring Organizations of the Treadway Commission
CRA - Community Reinvestment Act
CRE - Commercial real estate
CRE NOO - Commercial real estate owner-occupied
CRE OO - Commercial real estate non-owner-occupied
CRI - Cyber Risk Institute
DEI - Diversity, equity and inclusion
DFI - Indiana Department of Financial Institutions
DIF - Deposit Insurance Fund
Dodd-Frank Act - Dodd Frank Wall Street Reform and Consumer Protection Act of 2010
DOJ - Department of Justice

Economic Growth Act - Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
EOLC - Executive officer's loan committee
ESG - Environmental, social, and governance
ERM - Enterprise Risk Management Committee
EVE at Risk - Economic value of equity at risk modeling sensitivity analysis
Exchange Act - Securities Exchange Act of 1934, amended
FASB - Financial Accounting Standards Board
FDIC - Federal Deposit Insurance Corporation
FDICIA - FDIC Improvement Act of 1991
FHA - Federal Housing Administration
FHLB - Federal Home Loan Bank
FHLBI - Federal Home Loan Bank of Indianapolis
Final Rule - Final regulation implementing Section 201
FinTech - Financial technology
FIT - Indiana's Financial Institutions Tax
FRB - Federal Reserve System
GAAP - Generally Accepted Accounting Principles in the US
Gramm-Leach - Gramm-Leach-Bliley Act
HTM - Held-to-maturity
IT - The Company's Information Technology
Lease Agreements - Triple net lease agreements
LGD - Loss given default
MOU - Memorandum of understanding
NOL - Net operating loss
OCC - Office of the Comptroller of the Currency
OBBBA - One Big Beautiful Bill Act
OLC - Loan officers' loan committee
OO - Owner-occupied
Order - Consent Order
PCD - Purchased credit deteriorated
PD - Probability of default
Plan - Finward Bancorp 2025 Omnibus Equity Incentive Plan
Properties - Five properties owned and operated as branch locations
REIT - Real estate investment trust
ROA - Return on average assets
ROE - Return on average shareholders' equity
RWA - Risk-weighted assets
SEC - Securities and Exchange Commission
SOLC - Senior officers' loan committee

TLM - Troubled loan modification
UDC Plan - Unqualified Deferred Compensation Plan
vCISO - virtual Chief Information Security Officer

PART I
Item 1. Business General

Finward Bancorp, an Indiana corporation, was incorporated on January 31, 1994, and is the holding company for Peoples Bank, an Indiana-chartered commercial bank. The Bank is a wholly owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank.

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

The Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, an agency of the federal government. As the holding company for the Bank, the Company is subject to comprehensive examination, supervision and regulation by the Board of Governors of the Federal Reserve System, while the Bank is subject to comprehensive examination, supervision and regulation by both the FDIC and the Indiana Department of Financial Institutions. The Bank is also subject to regulation by the FRB governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of Indianapolis, which is one of the eleven regional banks comprising the system of Federal Home Loan Banks.

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

Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially, and adversely or positively, from the expectations of the Company that are expressed or implied by any forward-looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but are not limited to:

●	changes in domestic and international trade policies, including tariffs and other non-tariff barriers, and the effects of such changes on the Bank and its customers;

●	risks related to the development and use of AI;

●	The Bank’s ability to demonstrate compliance with the terms of the previously disclosed memorandum of understanding entered into between the Bank and the FDIC and DFI, or to demonstrate compliance to the satisfaction of the FDIC and/or DFI within prescribed time frames;

●	The Bank’s agreement under the memorandum of understanding to refrain from paying cash dividends without prior regulatory approval;

●	changes in interest rates, market liquidity, and capital markets, as well as the magnitude of such changes, which may reduce net interest margins;

●	the aggregate effects of inflation experienced in recent years, and the potential for a resurgence in inflation;

●	the use of proceeds of future offerings of securities;

●	capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;

●	changes in asset quality and credit risk;

●	our ability to sustain revenue and earnings growth;

●	customer acceptance of the Company’s products and services;

●	customer borrowing, repayment, investment, and deposit practices;

●	customer disintermediation;

●	the introduction, withdrawal, success, and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;

●	competitive conditions;

●	our ability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions, and divestitures;

●	changes in fiscal, monetary, and tax policies;

●	factors that may cause the Company to incur impairment charges on its investment securities;

●	electronic, cyber, and physical security breaches;

●	claims and litigation liabilities, including related costs, expenses, settlements, and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;

●	changes in accounting principles and interpretations;

●	economic conditions;

●	loss of key personnel;

●	the impact, extent, and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and

●	other factors and risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K, as may be updated from time to time in our other filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended the Exchange Act.
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

Because such forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The foregoing list of important factors is not exclusive and you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of us. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K lists some of the factors that could cause the Company’s actual results to vary materially from those expressed in or implied by any forward-looking statements. We direct your attention to this discussion. Other risks and uncertainties that could affect the Company’s future performance are set forth below in Item 1A, “Risk Factors,"

Lending Activities

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

The Company is primarily a portfolio lender. Mortgage banking activities are limited to the sale of fixed rate mortgage loans with contractual maturities generally exceeding fifteen years. These loans are sold, on a case-by-case basis, in the secondary market as part of the Company’s efforts to manage interest rate risk. All loan sales are made to Freddie Mac, US Bank or to the Federal Home Loan Bank of Indianapolis. All loans held-for-sale are recorded at the lower of cost or market value.

Under Indiana Law, an Indiana bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the bank exceeds 15% of its unimpaired capital and unimpaired surplus (plus up to an additional 10% of unimpaired capital and unimpaired surplus, in the case of loans fully collateralized by readily marketable collateral); provided, however, that certain specified types of loans are exempted from these limitations or subject to different limitations. The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2025, under the 15% of capital and surplus limitation, was approximately $30.8 million. At December 31, 2025, the Bank had no loans that exceeded the regulatory limitations.

At December 31, 2025, there were no concentrations of loans in any type of industry that exceeded 10% of total loans that were not otherwise disclosed as a loan category.

Loan Portfolio. The following table sets forth selected data relating to the composition of the Company’s loan portfolio by type of loan at the end of each of the last two years. The amounts are stated in thousands (000’s).

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loans secured by real estate:
Residential real estate	$442,443	$467,293
Home equity	53,497	49,758
Commercial real estate	555,594	551,674
Construction and land development	77,208	82,874
Multifamily	183,902	212,455
Total loans secured by real estate	1,312,644	1,364,054
Commercial business	99,304	104,246
Consumer	870	551
Manufactured homes	23,708	26,708
Government	12,298	11,024
Loans receivable	1,448,824	1,506,583
Add:
Net deferred loan origination costs	1,606	2,439
Loan clearing funds	(43)	(46)
Loans receivable, net of deferred fees and costs	$1,450,387	$1,508,976

Loan Maturity Schedule. The following table sets forth certain information at December 31, 2025, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$8,997	$20,065	$81,649	$331,732	$442,443
Home equity	2,005	333	10,726	40,433	53,497
Commercial real estate	40,216	149,462	365,300	616	555,594
Construction and land development	27,022	5,888	34,517	9,781	77,208
Multifamily	31,137	50,670	102,095	-	183,902
Commercial business	49,337	34,297	15,670	-	99,304
Consumer	660	210	-	-	870
Manufactured homes	1	209	11,870	11,628	23,708
Government	3,732	7,489	1,077	-	12,298
Total loans receivable	$163,107	$268,623	$622,904	$394,190	$1,448,824

The following table sets forth the dollar amount of all loans due after one year from December 31, 2025, which have predetermined interest rates or have floating or adjustable interest rates. The amounts are stated in thousands (000’s).

	Predetermined rates	Floating or adjustable rates	Total
Residential real estate	$331,405	$102,041	$433,446
Home equity	45,300	6,191	51,491
Commercial real estate	46,956	468,422	515,378
Construction and land development	9,827	40,358	50,185
Multifamily	64,004	88,761	152,765
Commercial business	27,092	22,876	49,968
Consumer	210	-	210
Manufactured homes	23,708	-	23,708
Government	8,566	-	8,566
Total loans receivable	$557,068	$728,649	$1,285,717

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

Designated officers have authorities, established by the Board of Directors, to approve loans. Loans from $3.0 million to $4.5 million are approved by the loan officers’ loan committee. Loans from $4.5 million to $7.0 million are approved by the senior officers’ loan committee. Loans from $7.0 million to $15.0 million are approved by the executive officer’s loan committee. All loans in excess of $15.0 million, up to the legal lending limit of the Bank, must be approved by the Bank’s Board of Directors or its Board Risk Management and Compliance Committee (all members of the Bank’s Board of Directors and Board Risk Management and Compliance Committee are also members of the Company’s Board of Directors and Board Risk Management and Compliance Committee, respectively). Certain loan renewals and extensions may not require approval by the Board of Directors or the Credit Committee as long as there is no material change, credit downgrade, significant change in borrower or guarantor status, material release or change in collateral value or the eligible loan renewal or extension is not outside the current concentration limits set by the Board of Directors. The maximum in-house legal lending limit as set by the Board of Directors is the lower of 10% of the Bank’s risk-based capital or $15.0 million. Requests that exceed this amount will be considered on a case-by-case basis, after taking into consideration the legal lending limit, by specific Board or Board Committee action. The Bank will not extend credit to any of its executive officers, directors, or principal shareholders or to any related interest of that person, except in compliance with the insider lending restrictions of Regulation O under the Federal Reserve Act and in an amount that, when aggregated with all other extensions of credit to that person, exceeds $1.0 million unless: (1) the extension of credit has been approved in advance by a majority of the entire Board of Directors of the Bank, and (2) the interested party has abstained from participating directly or indirectly in the voting.

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

The Current Lending Programs

Residential Real Estate. The primary lending activity of the Company has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing homes, or construct new homes. Conventional loans are made up to a maximum of 97% of the purchase price or appraised value, whichever is less. For loans made in excess of 80% of value, private mortgage insurance is generally required in an amount sufficient to reduce the Company’s exposure to 80% or less of the appraised value of the property. Loans insured by private mortgage insurance companies can be made for up to 97% of value. During 2025, 69.0% of mortgage loans closed were conventional loans with borrowers having 20% or more equity in the property. This type of loan does not require private mortgage insurance because of the borrower’s level of equity investment.

Fixed rate loans currently originated generally conform to Freddie Mac guidelines for loans purchased under the one-to-four family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans with contractual maturities generally exceeding fifteen years may be sold and/or classified as held-for-sale to control exposure to interest rate risk.

The Company’s ARMs include offerings that reprice annually or are “Mini-Fixed.” The “Mini-Fixed” mortgage reprices annually after a three, five, seven or ten year period. ARM originations totaled $6.5 million for 2025 and $7.3 million for 2024. During 2025, ARMs represented 12.5% of total mortgage loan originations. The ability of the Company to successfully market ARMs depends upon loan demand, prevailing interest rates, volatility of interest rates, public acceptance of such loans and terms offered by competitors.

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

Credit Quality and Allowance for Credit Losses

Loans are reviewed on a regular basis and are generally placed on a nonaccrual status when, in the opinion of management, serious doubt exists as to the collectability of a loan. Loans are generally placed on nonaccrual status when either principal or interest is 90 days or more past due. Consumer non-residential loans are generally charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance, tax and insurance reserve or recorded as interest income, depending on the assessment of the ultimate collectability of the loan.

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

Subsequent gains or losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

Loans accounted for on a nonaccrual basis (amounts are stated in thousands (000's):

	2025	2024
Residential real estate	$5,932	$4,665
Home equity	810	483
Commercial real estate	1,561	1,280
Construction and land development	653	658
Multifamily	696	3,362
Commercial business	1,439	3,290
Manufactured homes	71	-
Total	$11,162	$13,738

	2025	2024
Non-performing loans to total loans	0.77%	0.91%
Non-performing loans to total assets	0.55%	0.74%

Collateralized debt obligations	$1,882	$1,419
Ratio of collateralized debt obligations to total assets	0.09%	0.07%

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

Substandard loans include non-performing loans and potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2025 or 2024.

The Company's substandard loans are summarized below:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Residential real estate	$6,016	$4,754
Home equity	813	490
Commercial real estate	1,561	1,598
Construction and land development	2,234	2,285
Multifamily	696	3,550
Commercial business	1,439	3,290
Manufactured homes	71	54
Total	$12,830	$16,021

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Residential real estate	$4,797	$4,291
Home equity	305	459
Commercial real estate	13,200	8,008
Construction and land development	557	3,675
Multifamily	2,857	5,329
Commercial business	2,768	3,528
Manufactured homes	28	-
Total	$24,512	$25,290
Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Purchased credit deteriorated loans have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.
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
A loan is individually evaluated for expected credit losses when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement. Typically, management does not individually evaluate smaller-balance homogeneous loans, such as residential mortgages or consumer loans, as impaired, unless they are troubled loan modifications.
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
The table below presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

(Dollars in thousands)	December 31, 2025

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,185	$-	$-	$-	$2,185	$39
Home equity	4	-	-	-	4	-
Commercial real estate	1,561	-	-	-	1,561	86
Construction and land development	2,234	-	-	-	2,234	-
Multifamily	696	-	-	-	696	-
Commercial business	-	1,267	130	42	1,439	138
Total	$6,680	$1,267	$130	$42	$8,119	$263
At times, the Company will modify the terms of a loan to forego a portion of interest or principal or reduce the interest rate on the loan to a rate materially less that market rates, or materially extend the maturity date of a loan as part of a troubled loan modification.
Loan Modification Disclosures Pursuant to ASU 2022-02
The following tables show the amortized cost of loans at December 31, 2025 and December 31, 2024, that were both experiencing financial difficulty and modified during the year ended December 31, 2025 and December 31, 2024, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

	For the year ended December 31, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$601	$-	$-	0.14%
Commercial real estate	131	390	-	-	0.09%
Construction and land development	593	-	-	-	0.77%
Commercial business	945	-	-	-	0.95%
Total	$1,669	$991	$-	$-	0.18%

	For the year ended December 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$528	$1,115	$-	$-	0.35%
Home Equity	41	-	-	-	0.01%
Total	$569	$1,115	$-	$-	0.11%

There were no commitments to lend additional amounts to the borrowers included in the previous table.
The Company closely monitors the performance of loans and leases that have been modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The performance of such modified loans is presented below.

	December 31, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$582	$19	$-	$-
Commercial real estate	390	-	-	131
Construction and land development	-	-	-	593
Commercial business	-	-	-	945
Total	$972	$19	$-	$1,669

	December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$545	$570	$-	$528
Home equity	-	-	-	41
Total	$545	$570	$-	$569
The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced.

	For the year ended December 31, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	6	-
Commercial real estate	$-	—%	180	5
Construction and land development	$-	—%	-	5
Commercial business	$-	—%	-	5

	For the year ended December 31, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	7	6

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

	2025	2024
Balance at beginning of year	$16,911	$18,768
Loans charged-off:
Residential real estate	(13)	(28)
Multifamily	(201)	(125)
Commercial business	(495)	(2,249)
Consumer	(46)	(66)
Total charge-offs	(755)	(2,468)
Recoveries:
Residential real estate	66	44
Commercial real estate	4	5
Multifamily	29	31
Commercial business	460	310
Consumer	9	22
Total recoveries	568	412
Net charge-offs	(187)	(2,056)
Provision for credit losses	782	199
Balance at end of year	$17,506	$16,911

ACL to loans outstanding	1.21%	1.12%
ACL to nonperforming loans	156.84%	123.10%
Net charge-offs to average loans outstanding during the year	0.01%	0.14%
Nonaccruing loans to total loans	0.77%	0.91%

The following table shows the allocation of the allowance for credit losses at December 31, for the dates indicated. The dollar amounts are stated in thousands (000’s). The percent columns represent the percentage of loans in each category to total loans.

	2025		2024
Residential real estate	$2,757	30.5%	$4,481	31.0%
Home equity	688	3.7%	835	3.3%
Commercial real estate	9,152	38.3%	6,444	36.6%
Construction and land development	1,114	5.3%	2,651	5.5%
Multifamily	2,078	12.7%	1,003	14.1%
Commercial business	1,583	6.9%	1,185	6.9%
Consumer	2	0.1%	5	—%
Manufactured homes	116	1.6%	252	1.8%
Government	16	0.9%	55	0.7%
Total	$17,506	100.0%	$16,911	100.0%

Investment Activities

The primary objective of the investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Securities can be classified as trading, held-to-maturity, or available-for-sale at the time of purchase. No securities are classified as trading or as held-to-maturity. AFS securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. It has been the policy of the Company to invest its excess cash in U.S. government agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, and treasury securities. In addition, short-term funds are generally invested as interest bearing balances in financial institutions and federal funds. At December 31, 2025, the Company’s investment portfolio totaled $316.2 million. In addition, the Company had $6.5 million in FHLB stock.

The table below shows the carrying values of the components of available for sale securities portfolio at December 31, on the dates indicated. The amounts are stated in thousands (000’s).

(Dollars in thousands)	December 31, 2025	December 31, 2024
U.S. government agency securities	$8,466	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities	104,665	109,325
Municipal securities	201,214	214,749
Collateralized debt obligations	1,882	1,419
Total securities available-for-sale	$316,227	$333,554

The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at December 31, 2025, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).

The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$-	—%	$8,466	1.00%	$-	—%	$-	—%	$8,466
Collateralized mortgage obligations and residential mortgage-backed securities	-	—%	-	—%	-	—%	104,665	1.54%	104,665
Municipal securities	-	—%	3,901	2.45%	35,800	2.96%	161,513	2.97%	201,214
Collateralized debt obligations	-	—%	-	—%	-	—%	1,882	3.32%	1,882
Totals	$-	—%	$12,367	1.46%	$35,800	2.96%	$268,060	2.42%	$316,227

The Company currently holds two collateralized debt obligations and the securities’ quarterly interest payments have been placed in “payment in kind” status. Payment in kind status results in a temporary delay in the payment of interest. As a result of a delay in the collection of the interest payments, management placed these securities in nonaccrual status. At December 31, 2025, the cost basis of the two collateralized debt obligations on nonaccrual status totaled $2.1 million.

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

Sources of Funds

General. Deposits are the major source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from maturing investment securities and certificates of deposit, dividend receipts from the investment portfolio, loan principal repayments, repurchase agreements, advances from the FHLBI and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer-term basis for general business purposes. The Company uses repurchase agreements, federal funds purchased, as well as a line-of-credit and advances from the FHLB for borrowings.

Deposits. Retail and commercial deposits are attracted principally from within the Company’s primary market area. The Company offers a broad selection of deposit instruments including non-interest bearing demand accounts, interest bearing demand accounts, savings accounts, money market deposit accounts, certificate accounts and retirement savings plans. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Certificate account offerings typically range in maturity from ten days to 42 months. The deregulation of federal controls on insured deposits has allowed the Company to be more competitive in obtaining funds and to be flexible in meeting the threat of net deposit outflows. The Company had $245 thousand in brokered deposit balances at December 31, 2025, which were obtained through prior acquisitions. The Company did not obtain any deposit funds through brokers during the year ended 2025.

The following table presents the average daily amount of deposits and average rates paid on such deposits for the years indicated. The amounts are stated in thousands (000’s).

	Year Ended December 31,
	2025		2024
	Amount	Rate %	Amount	Rate %
Non-interest bearing demand deposits	$282,795	-%	$293,508	-%
Interest bearing demand deposits	310,811	0.72%	307,173	0.89%
MMDA accounts	360,939	3.01%	323,450	3.34%
Savings accounts	265,828	0.05%	288,708	0.05%
Certificates of deposit	534,601	3.40%	542,708	3.96%
Total deposits	$1,754,974	2.13%	$1,755,547	2.40%

As of December 31, 2025, and 2024, approximately $503.0 million and $498.0 million, respectively, of the Company's deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

The following table sets forth the portion of the Bank's time deposits, by account, that exceed the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025 (dollars in thousands).

3 months or less	$14,740
Over 3 months through 6 months	12,094
Over 6 months through 12 months	10,356
Over 12 months	1,319
Total	$38,509

Borrowings. Borrowed money is used on a short-term basis to compensate for reductions in the availability of other sources of funds and is generally accomplished through federal fund purchased and repurchase agreements, as well as, through a line of credit and advances from the FHLB. Federal funds generally mature within one day. Repurchase agreements generally mature within one year and are generally secured by municipal securities, collateralized mortgage obligations and residential mortgage-backed securities, under the Company’s control. FHLB advances with maturities ranging from one year to five years are used to fund securities and loans of comparable duration, as well as to reduce the impact that movements in short-term interest rates have on the Company’s overall cost of funds. Fixed rate advances are payable at maturity, with a prepayment penalty and FHLB may retain a puttable option to call these advances after a period of time. At December 31, 2025, the Company had $45.0 million in FHLB fixed rate advances, $39.7 million in federal funds purchased and repurchase agreements. The Company had no other borrowed funds as of December 31, 2025.

The FHLB advances are collateralized by mortgage loans with a carrying value totaling approximately $380.7 million at December 31, 2025. In addition to the fixed rate advances, the Bank maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Bank did not have a balance on the line of credit at December 31, 2025 or December 31, 2024. The Bank did not have other borrowings at December 31, 2025, or December 31, 2024.

At December 31, 2025, the Bank had approximately $673.9 million available in credit lines with various money center banks, including the FHLB and Federal Reserve.

Repurchase agreements are secured by municipal securities and collateralized mortgage obligations and residential mortgage-backed securities, under the Bank’s control. At December 31, 2025, the Bank had investment securities with a carrying value of $47.2 million pledged as collateral for the repurchase agreements, and the fair value of the collateral approximated its carrying value.

Wealth Management Group

The Company's Wealth Management Group provides estate and retirement planning, guardianships, special needs trusts, IRA accounts, Investment Agency accounts, and serves as personal representative of estates and acts as Trustee for Revocable and Irrevocable Trusts. At December 31, 2025, the market value of the Wealth Management Group’s assets under management totaled $416.9 million, an increase of $24.0 million, compared to December 31, 2024. Property, other than cash deposits, held in a fiduciary or agency capacity is not included in the consolidated balance sheets since such property is not owned by the Company.

Analysis of Profitability and Key Operating Ratios

Financial Ratios and the Analysis of Changes in Net Interest Income.

The tables below set forth certain financial ratios of the Company for the periods indicated:

	Year Ended December 31,
	2025	2024
Return on average assets	0.39%	0.58%
Return on average equity	5.10%	8.06%

The average balance sheet amounts, the related interest income or expense, and average rates earned or paid are presented in the following table. The amounts are stated in thousands (000's).

	Average Balances, Interest, and Rates
	December 31, 2025			December 31, 2024
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$75,724	$3,048	4.03%	$51,202	$2,967	5.79%
Federal funds sold	1,160	43	3.71%	912	38	4.17%
Securities available-for-sale	329,646	7,819	2.37%	347,048	8,250	2.39%
Loans receivable	1,478,271	80,337	5.43%	1,504,206	77,515	5.15%
Federal Home Loan Bank stock	6,547	516	7.88%	6,547	408	6.23%
Total interest earning assets	1,891,348	91,763	4.85%	1,909,915	89,178	4.67%
Cash and non-interest bearing deposits in other financial institutions	25,829			28,730
Allowance for credit losses	(17,821)			(18,529)
Other non-interest bearing assets	151,196			155,251
Total assets	$2,050,552			$2,075,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,472,179	$31,426	2.13%	$1,462,039	$35,162	2.40%
Federal funds purchased and repurchase agreements	43,444	1,430	3.29%	41,506	1,600	3.85%
Borrowed funds	56,050	2,164	3.86%	85,927	3,969	4.62%
Total interest bearing liabilities	1,571,673	$35,020	2.23%	1,589,472	40,731	2.56%
Non-interest bearing deposits	282,795			293,508
Other non-interest bearing liabilities	37,621			41,893
Total liabilities	1,892,089			1,924,873
Total stockholders' equity	158,463			150,494
Total liabilities and stockholders' equity	$2,050,552			$2,075,367
Net interest income		$56,743			$48,447

Net interest margin (average earning assets)		3.00%			2.54%
Net interest spread		2.62%			2.11%
Ratio of interest-earning assets to interest-bearing liabilities		1.20x			1.20x

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

	2025 Compared to 2024
	Increase/(Decrease) Due To
	Volume	Rate	Total
Interest income on:
Interest bearing deposits in other financial institutions	$1,152	$(1,071)	$81
Federal funds sold	10	(5)	5
Securities available-for-sale	(369)	(62)	(431)
Loans receivable	(1,349)	4,171	2,822
Federal Home Loan Bank stock	-	108	108
Total interest earning assets	(556)	3,141	2,585

Interest expense on:
Interest-bearing deposits	242	(3,978)	(3,736)
Federal funds purchased and repurchase agreements	72	(242)	(170)
Borrowed funds	(1,226)	(579)	(1,805)
Total interest bearing liabilities	(912)	(4,799)	(5,711)
Net change in interest income	$356	$7,940	$8,296

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

Competition

The Company’s primary market area for deposits, loans and financial services encompasses Lake and Porter Counties in Indiana and Cook and DuPage Counties in Illinois. All of the Company’s banking centers and offices are located in its primary market area. Approximately ninety-six percent of the Company’s business activities are within this area.

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

The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers and other third-party sources. It competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, competitive interest rates, convenient banking center locations, drive-

up facilities, automatic teller machines, tax deferred retirement programs, digital banking, and other miscellaneous services.

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

Employees and Human Capital Resources

We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees’ skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment for our employees. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2025, the Bank had 296 full-time and 22 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes its employee relations are good. The Company has four executive officers and has no other employees. The Company’s officers also are full-time employees of the Bank, and are compensated by the Bank.

Regulation and Supervision

Bank Holding Company Regulation. The Company is registered as a bank holding company for the Bank and has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999. As a bank holding company and financial holding company, the Company is subject to the regulation and supervision of the FRB under the BHCA. Bank holding companies are required to file periodic reports with and are subject to periodic examination by the FRB.

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

The standards by which bank and financial institution acquisitions are evaluated may be subject to change. In September 2024, the FDIC, OCC, and the DOJ announced new rules and policy statements impacting their bank merger review process. In May 2025, the OCC adopted a final rule that restored the ability for Bank Merger Act applicants to file a streamlined application form for certain types of acquisitions and the expedited review process for Bank Merger Act applications, which had been removed by the 2024 final rule, and rescinded the 2024 policy statement. The FDIC similarly rescinded the 2024 statement of policy in May 2025. Concurrent with the FDIC and OCC issuances of revised policy statements in 2024, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum. Unlike the FDIC and OCC, the DOJ has not reinstated the guidance that was in effect prior to 2024.

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, the CBCA prohibits any entity from acquiring 25% (the BHCA has a lower limit for acquirers that are existing bank holding companies) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the FRB. On April 1, 2021, the FRB’s final rule clarifying the standards for determining whether one company has control over another became effective. The final rule establishes four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. In addition, Indiana law requires DFI approval for changes in control of companies controlling Indiana banks, with “control” defined to mean the power to direct the management or policies of the holding company or the power to vote at least 25% of the company’s voting securities.

Under the Dodd Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary bank(s). Pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary bank(s) during periods of financial stress or adversity. This support may be required by the FRB at times when the Company may not have the resources to provide it or, for other reasons, would not be inclined to provide it. Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991, a bank holding company is required to provide limited guarantee of the compliance by any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency.

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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the ACL limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of AOCI, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The FRB and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2025, the Bank met all applicable capital adequacy requirements as set forth in 12 C.F.R. § 324.

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

Section 201 of the Economic Growth Act directed federal banking agencies to draft regulations establishing a new optional CBLR. The Economic Growth Act provides that the CBLR will apply to a “qualifying community bank” which the Economic Growth Act defines as a bank with consolidated assets of less than $10 billion and satisfying additional criteria designed to disqualify institutions with a higher risk profile. Under the Economic Growth Act, qualifying community banks that meet or exceed the CBLR and elect to follow the alternative regulatory capital structure will be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and will be considered “well capitalized” under the FDIC prompt corrective action provisions. The Economic Growth Act directed the FRB, the FDIC, and the OCC to jointly determine a community bank leverage ratio percentage, not less than 8% nor more than 10%, that must be maintained to be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and be considered well capitalized. The Economic Growth Act also directed agencies to establish procedures for dealing with a qualifying bank that subsequently falls below the new ratio.

The final regulation implementing Section 201 became effective on January 1, 2021. Under the Final Rule, to be eligible to use the CBLR framework, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%; (ii) total consolidated assets of less than $10 billion; (iii) total off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the CBLR requirements or comply with the general capital regulations, including the risk-based capital requirements.

Section 4012 of the CARES Act required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule implementing the lower ratio effective April 23, 2021. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% CBLR by increasing the ratio to 8.5% for calendar year 2022 and 9% thereafter. The Bank did not elect to opt in to the CBLR framework.

The following table shows that, at December 31, 2025, and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 leverage ratio	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. The leadership of the FRB, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. In 2023, the federal banking agencies issued a proposed rule to implement the Basel IV standards. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. The proposed rule, if adopted as proposed, would have been applicable to banking organizations with $100 billion or more in total consolidated assets, and therefore would not apply to the Bank directly. However, many of the principles included in this proposed rulemaking could have resulted in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. For example, the proposed rulemaking would add back the impact of accumulated other comprehensive income (loss) to the calculation of regulatory capital for institutions above $100 billion in assets. The federal banking agencies have discretion during the examination process to require institutions to have higher capital cushions to address a variety of supervisory concerns, which may include a high level of accumulated other comprehensive loss. In light of the adverse reaction to the proposal, the Federal Reserve announced that it would publish a re-proposal of its regulations finalizing the Basel IV standards. On

March 19, 2026, the federal banking regulators issued three proposals to modernize the regulatory capital framework for banks of all sizes. The federal banking agencies stated the proposals would streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The proposals are intended to be the final phase of the Basel capital reforms. Comments on the proposals are due by June 18, 2026. The Company's management continues to evaluate the impact of these proposals on the Company, the Bank, and its business, financial condition, and results of operations.

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

Federal Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. There is no unlimited insurance coverage for noninterest bearing transaction accounts. Rather, deposits held in noninterest bearing transaction accounts are aggregated with interest bearing deposits the owner may hold in the same ownership category, and the combined are insured up to at least $250,000. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based on the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. Pursuant to FDIC rules adopted under the Dodd-Frank Act (described below), initial assessments ranged from 5 to 35 basis points of the institution’s total assets minus its tangible equity. The Bank paid net deposit insurance assessments of $1.7 million during the year ended December 31, 2025. For 2025, the deposit insurance assessment rate before applying one-time assessment credits was approximately 0.087% of insured deposits. No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis, which is one of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank. As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2025, the Bank was in compliance with this requirement.

At both December 31, 2025 and December 31, 2024, the Company owned $6.5 million of stock of the FHLBI. The FHLBI stock entitles the Company to dividends from the FHLBI. The Company recognized dividend income of approximately $516 thousand in 2025 and $408 thousand in 2024. At December 31, 2025 and December 31, 2024, the Company’s excess borrowing capacity based on collateral from the FHLBI was $381 million and $461 million, respe. Generally, the loan terms from the FHLBI are better than the terms the Company can receive from other sources making it cheaper to borrow money from the FHLBI.

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain reserves against its transaction accounts (primarily checking accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank’s cost of funds. The Bank is in compliance with its reserve requirements.

Community Reinvestment Act. Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC in connection with its examination of the Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by the Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application for a merger or acquisition. As of the date of its most recent regulatory examination, the Bank was rated “satisfactory” with respect to its CRA compliance.

On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the existing CRA regulations. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule. The injunction remains in effect and implementation of the final rule is delayed indefinitely. In July 2025, the federal banking agencies issued a joint notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to the aforementioned injunction.

Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, bank holding companies are permitted to offer their customers virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. In order to engage in these new financial activities, a bank holding company must qualify and register with the FRB as a "financial holding company" by demonstrating that each of its bank subsidiaries is well capitalized, well managed and has at least a satisfactory rating under the CRA. As previously discussed, the Company has elected to become a financial holding company under Gramm-Leach.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet- based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2025, the Company did not discover any material cybersecurity incidents.

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB within the Federal Reserve, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of Gramm-Leach and certain other statutes. Many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies are now performed by the CFPB. The CFPB has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against, and examine, financial institutions. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB has the authority to prevent unfair, deceptive or abusive practice in connection with the offering of consumer financial products. Additionally, this bureau is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.

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

Artificial Intelligence. State and federal regulatory agencies have begun adopting rules and guidelines regarding the use of artificial intelligence technologies in connection with the provision of financial services. For example, the CFPB and other federal bank regulatory agencies have provided guidance that creditors may be subject to adverse action notice requirements under the Equal Credit Opportunity Act even if they rely on algorithmic underwriting models. Additionally, the California Privacy Protection Agency is currently in the process of finalizing regulations regarding the use of automated decision making. California also enacted new laws that further regulate the use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI, and other states have also passed AI-focused legislation. In addition, the New York State Department of Financial Services issued an industry letter on combating cybersecurity risks associated with AI. Additionally, on January 23, 2025, President Trump issued an executive order aimed at reducing barriers to AI innovation in the U.S. economy. The executive order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes an AI-related executive order issued in 2023 by President Biden, as well as all corresponding policies, regulations, orders, directives, and other actions taken in response to such order.

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

State Taxation
The Bank is subject to Indiana’s Financial Institutions Tax, which is imposed at a flat rate on “adjusted gross income,” subject to scheduled decreases as described herein. For 2025, this rate was 4.9%. Additionally, the Bank is subject to Illinois state tax which is imposed at a flat rate of 9.5%. “Adjusted gross income,” for purposes of the FIT begins with taxable income as defined by Section 63 of the Internal Revenue Code of 1986, as amended and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana and Illinois modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Accounting for Income Taxes
At December 31, 2025, the Company has consolidated total deferred tax assets of 31 million and consolidated total deferred tax liabilities of 6 million, resulting in a consolidated net deferred tax asset of 25 million.

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

As market interest rates increased during 2022 and continued into the early months of 2023, the Company experienced increased unrealized losses within its investment portfolio. The Company’s investment portfolio consists of federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. Treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities and corporate securities. All of the instruments held in the Company’s investment portfolio are designated as available-for-sale, and many of these instruments are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities, including U.S. Treasury notes and bonds and corporate and municipal bonds. As of December 31, 2025, the Company held approximately $201.2 million of municipal securities within the investment portfolio, which comprised approximately 63.6% of the portfolio, and approximately $104.7 million of collateralized mortgage obligations and residential mortgage-backed securities within the portfolio, which comprised approximately 33.1% of the portfolio. From December 31, 2024 to December 31, 2025, the investment portfolio experienced a reduction in unrealized losses of approximately $21.6 million. The decrease in unrealized losses is reflected in AOCI on the Company’s balance sheet and increases the Company’s book capital and tangible common equity ratio. However, unrealized losses do not affect the Company’s regulatory capital ratios.

Management continues to actively monitor the investment portfolio and may sell securities from the portfolio before maturity in order to take advantage of restructuring opportunities, which would include reinvestment of sale proceeds at higher rates of return, improving duration or improving interest rate risk exposure. That said, it is unlikely the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. However, the Company’s access to liquidity sources could be affected by unrealized losses if securities within the investment portfolio must be sold at a loss or tangible capital ratios decline from an increase in unrealized losses or realized credit losses.

Above average interest rate risk associated with fixed-rate loans may have an adverse effect on our financial position or results of operations.

Peoples Bank’s loan portfolio includes a significant amount of loans with fixed rates of interest. At December 31, 2025, $636.9 million, or 44.0% of the Bank’s total loans receivable had fixed interest rates. The Bank offers ARM loans and fixed-rate loans. Unlike ARM loans, fixed-rate loans carry the risk that, because they do not reprice to market interest rates, their yield may be insufficient to offset increases in the Bank’s cost of funds during a rising interest rate environment. Accordingly, a material and prolonged increase in market interest rates could be expected to have a greater adverse effect on the Bank’s net interest income compared to other institutions that hold a materially larger portion of their assets in ARM loans or fixed-rate loans that are originated for committed sale in the secondary market.

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

At December 31, 2025, the Bank’s commercial business loan portfolio amounted to $99.3 million, or 6.9% of total loans. Subject to market conditions and other factors, the Bank intends to expand its commercial business lending activities within its primary market areas. Commercial business lending is inherently riskier than residential mortgage lending. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation value of these assets in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.

Commercial real estate lending may expose the Company to increased lending risks.

At December 31, 2025, the Bank’s commercial real estate loan portfolio amounted to $555.6 million, or 38.3% of total loans. Commercial real estate lending is inherently riskier than residential mortgage lending. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy, among other things.

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

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the Agencies and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations.

In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, and during 2010 and 2012 the Federal Housing Finance Agency indicated that the Treasury Department is committed to funding Fannie Mae and Freddie Mac to levels needed in order to sufficiently meet their funding needs, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for the FHA and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines.

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

The Bank relies heavily on internal and outsourced digital technologies, communications, and information systems to conduct its business. As our reliance on technology systems increases, the potential risks of technology-related operation interruptions in our customer relationship management, general ledger, deposit, loan, or other systems or the occurrence of cyber incidents increases within the industry. Cyber incidents can result from deliberate attacks or unintentional events including (i) unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruptions; (ii) denial-of-service attacks on websites; or (iii) intelligence gathering and social engineering aimed at obtaining information. The occurrence of operational interruption, cyber incidents, or a deficiency in the cyber security of our technology systems (internal or outsourced) could negatively impact our financial condition or results of operations.

We have policies and procedures expressly designed to prevent or limit the effect of a failure, interruption, or security breach of our systems and maintain cyber security insurance. However, such policies, procedures, or insurance may prove insufficient to prevent, repel, or mitigate a cyber incident. Significant interruptions to our business from technology issues could result in expensive remediation efforts and distraction of management. Although we have not experienced any material losses related to technology-related operational interruption or cyber-attack, there can be no assurance that such failures, interruptions, or security breaches will not occur in the future or, if they do occur, that the impact will not be substantial.

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

As of December 31, 2025, we had $23.6 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 5, “Summary of Significant Accounting Policies” and “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements included in Item 8 this report.

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

The Company and Bank are subject to extensive regulation and oversight, including with respect to the MOU.

On August 9, 2024, the Bank entered into the MOU with the FDIC and DFI. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments Regarding the Bank” below for certain disclosures regarding the MOU. Our failure to comply with the MOU may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

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

While economic conditions have remained relatively stable in spite of these headwinds, significant challenges remain, including the continued aggregate effect of inflation levels experienced in recent years and uncertainty related to government spending levels and federal budget deficits, as well as the potential effect of changes in trade policy and tariffs under the Trump administration. As a result, there can be no assurance that economic conditions will continue on their current course. Market stress could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations as well as other potential adverse impacts including:

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

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo-banks, non-banks, and financial technology companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by community banks and often at lower costs. The wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems, deposit, and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.

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

Due to the development of new technologies and regulatory actions encouraging the use of these technologies, consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins, and other similar assets, have increased substantially over the course of the last several years. For example, the enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as the Bank.

Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to supervision and regulation comparable to that which is faced by banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The Trump Administration, through executive actions and public announcements, has established a more relaxed regulatory framework for cryptocurrencies, digital assets, and financial technology firms, and created a more favorable environment for those asset classes and firms.

The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account, and payment information. However, in August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule and, in October 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. A final rule, if implemented, could lead to greater competition for products and services among banks and nonbanks alike. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

The use of, or inability to use, artificial intelligence by us, our customers, and our shareholders presents risks and challenges that may adversely impact our business and operating results or the business and operating results of our customers and vendors.

We may use generative AI tools in our operations. If our competitors and peers use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged. However, while AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement, or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect our business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

Our customers also may use AI tools in their personal or business activities without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our customers’ ability to uphold an appropriate level of service and data privacy. If we, our customers, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize, or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or recommendations.

Our inability to adopt new technological capabilities and enhancements, including AI and machine learning, may put us at a competitive disadvantage or cause us to miss opportunities to innovate and achieve efficiencies in our operations which could adversely impact our business, reputation, results of operations, and financial condition.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

The Company recognizes the importance of maintaining a cybersecurity risk management program designed to reduce the risks that cybersecurity threats pose to financial institutions. As such, the Company has adopted proactive and defensive safeguards intended to better protect the Company’s information assets and defend infrastructures from technology-related attacks. The Company’s Board of Directors and management oversee its information security and cybersecurity risk management programs. As further discussed below, the Company has established various programs, policies and procedures which are designed to proactively protect information assets. However, not all incidents can be prevented. As a result, the Company has also established a policy and cybersecurity incident response plan governing how to respond to security incidents, with the objective of minimizing any potential impacts. As of December 31, 2025, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect Peoples Bank, including its business strategies, results of operations or financial condition.

Risk Assessment and Management

The Company maintains a variety of programs and policies to support the management of cybersecurity risk within the organization with a focus on prevention, detection and response processes. These programs and policies leverage frameworks and controls from the National Institute of Standards and Technology, Cyber Risk Institute Profile, as well as various other regulatory requirements and industry-specific standards. The Company also participates in the federally recognized Financial Services Information Sharing and Analysis Center and requires its employees and contractors to complete various education and training programs related to information security.

The Company’s IT team, along with the vCISO has the primary responsibility for establishing appropriate policies and procedures that are responsive to cybersecurity threats and other information security risks. The Company’s vCISO, as part of the Company’s Risk Management division, provides independent risk management oversight to the IT team. In addition to the Board oversight discussed below, the Company’s Internal Audit function independently oversees, reviews and validates these activities and reports to the Board of Directors on the effectiveness of governance, risk management and internal controls.

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

The Company also maintains a Third-Party Risk Management Program to perform similar functions related to risks associated with the Company’s relationships with third parties. This assists the Company in its management of its relationships with third parties, which includes considerations for identifying, analyzing and monitoring the cybersecurity risks that third parties may present to Peoples Bank. The Company also maintains a third-party incident response program to govern its response in the event of third-party cybersecurity events.

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

Management Oversight

The Company’s ERM Committee is a management committee that reviews and discusses critical information security risks that impact the Company, identifies solutions to address these risks and has oversight of the Company’s information technology and information security policies. The ERM Committee provides cybersecurity reports periodically to the Risk Management Committee and is comprised of the Company’s vCISO, information technology and enterprise risk management leaders, including the vCISO, Chief Information Officer, and Chief Risk Officer. The ERM Committee’s membership enables the ERM Committee to be informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents, if any, in accordance with the Company’s incident response plans.

The Company’s vCISO is responsible for information security policies and the coordination of information security efforts across the organization. The vCISO has over 10 years of experience in various information security roles, including working with banking, healthcare, and manufacturing organizations. Prior to his current role, the vCISO served in both network security and IT audit roles, conducting services for banks of various sizes and complexities. The vCISO maintains their Certified Information Security Manager, Certified Banking Security Manager, Certified Banking Security Technology Professional, and Certified Banking Cybersecurity Manager certifications and received his Bachelor of Science in Network Security and Administration. The Company’s vCISO reports to the Chief Risk Officer. The vCISO also reports directly to the ERM Committee.

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

As of December 31, 2025, the Bank operated 14 banking centers in Northwest Indiana, with 13 of the banking centers located in Lake County and 1 banking center located in Porter County, Indiana, and 12 banking centers located in Illinois, 11 in Cook County and 1 in Dupage County, Illinois. The Bank owns 20 of its banking centers and leases 6 of its banking center properties under the terms of long-term leases with a third-party. All of the Bank’s banking centers are equipped with automated teller machines and have drive-through facilities. The net book value of the Bank’s property, premises and equipment totaled $45.0 million at December 31, 2025, including $16.7 million right of use asset balance associated with the Company's 2024 sale-leaseback transaction.

On February 22, 2024, the Bank closed its previously announced sale-leaseback transaction with MountainSeed Real Estate Services, LLC, pursuant to which the Bank sold to the Buyer five properties owned and operated as branch locations for an aggregate purchase price of $17.2 million, including customary closing adjustments. Under the Sale Agreement, the Bank also entered into triple net lease agreements with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Company.

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
Item 4.    Mine Safety Disclosures
Not Applicable
Item 4.5 Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following information is included as an unnumbered item in this Part I in lieu of being included in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders:

The executive officers of the Company are as follows:

Executive Officer	Age at December 31, 2025	Position
Benjamin Bochnowski	45	President, Chief Executive Officer of Finward Bancorp, Chief Executive Officer of Peoples Bank
Robert T. Lowry	64	Executive Vice President, Chief Operating Officer of Finward Bancorp and Peoples Bank
Todd M. Scheub	58	Executive President, Chief Revenue Officer of Finward Bancorp, President of Peoples Bank
Benjamin L. Schmitt	45	Executive Vice President, Chief Financial Officer, and Treasurer of Finward Bancorp and Peoples Bank

The following is a description of the principal occupation and employment of the executive officers of the Company during at least the past five years:

Benjamin Bochnowski currently serves as President and Chief Executive Officer of the Company and the Chief Executive Officer of the Bank. Mr. Bochnowski joined the Company in 2010, became Executive Vice President and Chief Operating Officer of the Company in 2013, and was promoted to President and Chief Operating Officer in 2015. He became the Chief Executive Officer in 2016. He was appointed to the Board of the Indiana Department of Financial Institutions by the Governor of Indiana in 2019. He served as the Chairman of the Indiana Bankers Association in 2024. He also serves on the Board of Directors of One Region, a non-profit business organization focused on population growth, and Allies for Community Business, a community-based micro-lending fund serving Chicago and the surrounding metropolitan area.

Robert T. Lowry is Executive Vice President, Chief Operating Officer of the Company and the Bank. He is responsible for managing the overall day-to-day operations, which includes transformational change, facilities, information technology, as well as loan and deposit operations. Mr. Lowry has been with the Bank since 1985 and has previously served as the Bank’s Chief Financial Officer, Treasurer, Controller, Internal Auditor and Assistant Controller. Mr. Lowry is a Certified Public Accountant (inactive) and a Chartered Global Management Accountant. Mr. Lowry holds a Master’s of Business Administration Degree from Indiana University and is a graduate of America’s Community Bankers National School of Banking. Mr. Lowry has taught online courses for the American Bankers Association that focused on capital and liquidity management, interest rate risk and investments. Mr. Lowry is currently serving on the board of the Food Bank of Northwest Indiana and is a past board chairman and chair of the executive committee. In addition, Mr. Lowry volunteered for the IRS Volunteer Income Tax Assistance program. He is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society.

Todd M. Scheub is Executive Vice President, Chief Revenue Officer of the Company and President of the Bank. He is responsible for the Bank’s Wealth Management group, Retail Banking group, Marketing, Commercial, and Retail lending groups. Mr. Scheub joined the Bank in 1996 and has previously held positions in the commercial lending group. He provides oversight to the sales group in wealth management, retail banking, business and retail lending as well as chairing the Senior Officer’s Loan Committee and the Executive Officer’s Loan Committee. Additionally he provides oversight to the Bank’s Marketing group and Credit Administration Group. He is the liaison to the solutions group, risk management, executive management, and the Board of Directors on all items related to the Bank’s sales groups. Mr. Scheub holds a Bachelor of Science Degree in Business and a Master’s Degree in Business Administration from Indiana University

Northwest. He also graduated from America’s Community Bankers National School of Banking. Mr. Scheub is a Board Member at Lake County Economic Alliance, and the Indiana University Northwest Business School Advisory Board.

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

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is listed on the Nasdaq Capital Market under the symbol “FNWD.” As of December 31, 2025, the Company had 4,326,747 shares of common stock outstanding and 486 stockholders of record. This does not reflect the number of persons or entities who may hold their stock in nominee or “street” name through brokerage firms.
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended December 31, 2025 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2025 –January 31, 2025	-	N/A	-	48,828
February 1, 2025 – February 28, 2025	3,930	$26.38	-	48,828
March 1, 2025 – March 31, 2025	-	N/A	-	48,828
April 1, 2025 – April 30, 2025	485	$30.75	-	48,828
May 1, 2025 – May 31, 2025	690	$30.26	-	48,828
June 1, 2025 – June 30, 2025	-	N/A	-	48,828
July 1, 2025 – July 31, 2025	-	N/A	-	48,828
August 1, 2025 – August 31, 2025	223	$27.52	-	48,828
September 1, 2025 – September 30, 2025	-	N/A	-	48,828
October 1, 2025 – October 31, 2025	-	N/A	-	48,828
November 1, 2025 – November 30, 2025	111	$33.38	-	48,828
December 1, 2025 – December 31, 2025	-	N/A	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s 2015 Stock Option and Incentive Plan. For the year ended December 31, 2025, 5,439 shares were reacquired at an average per share price of $27.45 pursuant to these tax withholding transactions.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
Finward Bancorp is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank, an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The Company's earnings are dependent upon the earnings of the Bank. The Bank's earnings are primarily dependent upon net interest margin. The net interest margin is the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings stated as a percentage of average interest earning assets. The net interest margin is perhaps the clearest indicator of a financial institution's ability to generate core earnings. Fees and service charges, wealth management operations income, gains and losses from the sale of assets, provisions for credit losses, income taxes and operating expenses also affect the Company's profitability.
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
The following management’s discussion and analysis presents information concerning our financial condition as of December 31, 2025 and December 31, 2024, and the results of operations for the years ended December 31, 2025 and December 31, 2024. At December 31, 2025, the Company had total assets of $2.0 billion, loans receivable, net of deferred fees and costs, of $1.4 billion and total deposits of $1.7 billion. The Company's deposit accounts are insured up to applicable limits by the DIF that is administered by the FDIC, an agency of the federal government. Stockholders' equity totaled $174.7 million or 8.6% of total assets, with a book value per share of $40.37. Net income for the year ended December 31, 2025, was $8.1 million, or $1.88 earnings per diluted common share. For the year ended December 31, 2025, the ROA was 0.39%, while the ROE was 5.10%.

Recent Developments Regarding the Company and the Bank
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act, which is a sweeping federal reconciliation package that permanently extends and expands key provisions of the 2017 Tax Cuts and Jobs Act, introduces new tax benefits (including elevated standard deductions, higher state-and-local tax (SALT) caps, and no taxation on tips and overtime income for certain workers), and enacts broad reductions in government spending. The OBBBA is a complex revision to the U.S. federal income tax laws with potentially far-reaching consequences. The OBBBA will require subsequent rulemaking in a number of areas. The long-term impact of the OBBBA on the Company, the Bank, our shareholders, and the banking industry in general cannot be reliably predicted at this early stage of the new law’s implementation. Shareholders are urged to consult with their own tax advisors regarding the impact of the OBBBA to them and their acquisition, ownership, and disposition of the Company's common stock. The Company's management continues to evaluate the impact of the OBBBA on the Company, the Bank, and its business, financial condition, and results of operations.
Termination of Consent Order
On August 6, 2025, the FDIC and the DFI terminated the Consent Order issued to the Bank that was effective on November 7, 2023 relating to the Bank's compliance with the Bank Secrecy Act and its implementing regulations. The termination of the Consent Order follows the Bank's successful resolution of the deficiencies in the Bank's BSA compliance and anti-money laundering compliance program which was the subject of the Consent Order.
Memorandum of Understanding
On August 9, 2024, the Bank entered into a memorandum of understanding with the FDIC and DFI. The MOU is an informal administrative agreement pursuant to which the Bank has agreed to take various actions and comply with certain requirements to enhance certain areas of the Bank’s operations. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval and develop and implement certain plans regarding the Bank’s operations, capital, and strategy. The Bank will submit written quarterly progress reports to the FDIC and DFI detailing compliance with the MOU. The MOU will remain in effect until modified or terminated by the FDIC and DFI.
Management does not expect the actions called for by these regulatory actions to have a substantial impact on the Company’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Bancorp’s or the Bank’s ability or plans to expand and engage in business acquisitions.
Financial Condition
General
During the year ended December 31, 2025, total assets decreased by $39.5 million (1.9%), with interest-earning assets decreasing by $27.2 million (1.4%). At both December 31, 2025 and December 31, 2024, interest-earning assets totaled $1.9 billion. Earning assets represented 92.7% of total assets at December 31, 2025 and 92.3% December 31, 2024.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.45 billion at December 31, 2025 and $1.51 billion at December 31, 2024. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.
The Company’s end-of-period loan balances were as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$442,443	30.5%	$467,293	31.0%
Home equity	53,497	3.7%	49,758	3.3%
Commercial real estate	555,594	38.3%	551,674	36.6%
Construction and land development	77,208	5.3%	82,874	5.5%
Multifamily	183,902	12.7%	212,455	14.1%
Commercial business	99,304	6.9%	104,246	6.9%
Consumer	870	0.1%	551	—%
Manufactured homes	23,708	1.6%	26,708	1.8%
Government	12,298	0.9%	11,024	0.7%
Loans receivable	1,448,824	100.0%	1,506,583	100.0%
Plus:
Net deferred loans origination costs	1,606		2,439
Loan clearing funds	(43)		(46)
Loans receivable, net of deferred fees and costs	$1,450,387		$1,508,976

Adjustable rate loans / loans receivable	$811,901	56.0%	$793,920	52.7%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $555.6 million as of December 31, 2025, compared to $551.7 million as of December 31, 2024. Given prevailing market conditions such as continued elevated interest rate levels and reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 38.3% of the total loan portfolio at December 31, 2025 and 36.6% at December 31, 2024. A further breakdown of the composition of the commercial real estate loan portfolio as of December 31, 2025 and December 31, 2024 is shown in the table below:

Commercial Real Estate (CRE)	December 31, 2025			December 31, 2024
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE OO
Food services & drinking places	65	$35,961	2.5%	65	$30,481	2.0%
Ambulatory health care services	32	31,262	2.2%	33	28,891	1.9%
Gasoline stations and fuel dealers	31	29,848	2.1%	28	28,957	1.9%
Repair and maintenance	37	18,333	1.3%	34	16,050	1.1%
Specialty trade contractors	32	15,571	1.1%	31	13,265	0.9%
Truck transportation	14	10,939	0.8%	12	10,350	0.7%
Merchant wholesalers, durable goods	12	10,888	0.8%	13	12,332	0.8%
Personal and laundry services	33	10,248	0.7%	31	10,673	0.7%
Professional, scientific, and technical services	22	8,680	0.6%	26	10,266	0.7%
Other	191	81,724	5.3%	195	85,344	5.7%
CRE OO	469	$253,454	17.4%	468	$246,609	16.4%

CRE NOO
Retail centers - lessors	165	$138,425	9.6%	165	$140,360	9.3%
Industrial properties - lessors	65	49,502	3.4%	60	43,581	2.9%
Office properties - lessors	62	42,139	2.9%	57	38,472	2.6%
Hotels	16	40,047	2.8%	18	48,659	3.2%
Special use - lessors	10	10,501	0.7%	10	11,527	0.8%
Mini Warehouses - lessors	19	8,310	0.6%	17	8,011	0.5%
Big box retail - lessors	2	7,845	0.5%	2	8,201	0.5%
Other	9	5,371	0.4%	14	6,254	0.4%
Total CRE Non Owner Occupied (CRE NOO)	348	$302,140	20.9%	343	$305,065	20.2%

Total Commercial Real Estate (OO & NOO)	817	$555,594	38.3%	811	$551,674	36.6%

Total Gross Loans		$1,448,824			$1,506,583
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

The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held-for-sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the year ended December 31, 2025, the Company originated $40.9 million in new fixed rate mortgage loans for sale, compared to $36.8 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Bank originated $17.8 million in new 1-4 family loans retained in its portfolio, compared to $27.4 million during the year ended December 31, 2024. These retained loans are primarily construction loans and adjustable-rate loans with a fixed-rate period of 7 years or less, and the Bank continues to sell longer-duration fixed rate mortgages into the secondary market. Net gains realized from the mortgage loan sales totaled $1.2 million for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024. At December 31, 2025, the Company had $1.1 million in loans that were classified as held-for-sale, compared to $1.3 million at December 31, 2024.

Asset Quality
Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on nonaccrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2025	December 31, 2024
Residential real estate	$5,932	$4,665
Home equity	810	483
Commercial real estate	1,561	1,280
Construction and land development	653	658
Multifamily	696	3,362
Commercial business	1,439	3,290
Manufactured homes	71	-
Total	$11,162	$13,738
Non-performing loans to total loans	0.77%	0.91%
Non-performing loans to total assets	0.55%	0.67%
Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at December 31, 2025 or December 31, 2024.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2025	December 31, 2024
Residential real estate	$6,016	$4,754
Home equity	813	490
Commercial real estate	1,561	1,598
Construction and land development	2,234	2,285
Multifamily	696	3,550
Commercial business	1,439	3,290
Manufactured homes	71	54
Total	$12,830	$16,021

In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	December 31, 2025	December 31, 2024
Residential real estate	$4,797	$4,291
Home equity	305	459
Commercial real estate	13,200	8,008
Construction and land development	557	3,675
Multifamily	2,857	5,329
Commercial business	2,768	3,528
Manufactured homes	28	-
Total	$24,512	$25,290
At December 31, 2025, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or nonaccrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.
The ACL is a valuation allowance for expected losses over the estimated life of loan portfolio, increased by the provision for credit losses, and decreased by charge-offs net of recoveries. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. The determination of the amounts of the ACL and provisions for credit losses is based on management’s current judgments about the credit quality of the loan portfolio with consideration given to all known relevant internal and external factors that affect loan collectability and reasonable and supportable forecasts as of the reporting date. The appropriateness of the current period provision and the overall adequacy of the ACL are determined through a disciplined and consistently applied quarterly process that reviews the Company’s current credit risk within the loan portfolio and identifies the required allowance for credit losses given the current risk estimates.
The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Year Ended December 31,
Loan Segment	2025	2024
Residential real estate	$(1,777)	$481
Home equity	(147)	137
Commercial real estate	2,704	(606)
Construction and land development	(1,537)	(1,555)
Multifamily	1,247	164
Commercial business	433	1,475
Consumer	34	42
Manufactured homes	(136)	71
Government	(39)	(10)
Total	$782	$199
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Year Ended December 31, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(13)	$66	$53
Commercial real estate	-	4	4
Multifamily	(201)	29	(172)
Commercial business	(495)	460	(35)
Consumer	(46)	9	(37)
Total	$(755)	$568	$(187)

(Dollars in thousands)	Year Ended December 31, 2024
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(28)	$44	$16
Commercial real estate	-	5	5
Multifamily	(125)	31	(94)
Commercial business	(2,249)	310	(1,939)
Consumer	(66)	22	(44)
Total	$(2,468)	$412	$(2,056)
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Allowance for credit losses	$17,506	$16,911
Total loans	$1,450,387	$1,508,976
Non-performing loans	$11,162	$13,738
ACL-to-total loans	1.21%	1.12%
ACL-to-non-performing loans (coverage ratio)	156.8%	123.1%
Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $316.2 million at December 31, 2025, compared to $333.6 million at December 31, 2024, a decrease of $17.3 million or 5.2%. During the fourth quarter of 2025, the Bank incurred $1.6 million in securities losses, attributable to the execution of securities repositioning transactions. The Bank sold securities with a market value of $26.6 million and unadjusted book yield of 2.59%. The yield on the securities portfolio was 2.37% for the year ended December 31, 2025 and 2.39% for the year ended December 31, 2024. At December 31, 2025, the securities portfolio represented 16.9% of interest-earning assets and 15.6% of total assets compared to 17.5% of interest-earning assets and 16.2% of total assets at December 31, 2024.

The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government agency securities	$8,466	2.7%	$8,061	2.4%
Collateralized mortgage obligations and residential mortgage-backed securities	104,665	33.1%	109,325	32.8%
Municipal securities	201,214	63.6%	214,749	64.4%
Collateralized debt obligations	1,882	0.6%	1,419	0.4%
Total securities available-for-sale	$316,227	100.0%	$333,554	100.0%

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Interest bearing deposits in other financial institutions	$101,382	$52,047	$49,335	94.8%
Fed funds sold	-	654	(654)	(100.0%)
Federal Home Loan Bank stock	6,547	6,547	-	-
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
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Checking	$592,214	$591,487	$727	0.1%
Savings	254,055	275,121	(21,066)	(7.7%)
Money market	381,111	333,705	47,406	14.2%
Certificates of deposit	499,591	560,253	(60,662)	(10.8%)
Total deposits	$1,726,971	$1,760,566	$(33,595)	(1.9%)
As of December 31, 2025, deposits totaled $1.7 billion, a decrease of $33.6 million or 1.9% compared to December 31, 2024. Core deposits totaled $1.2 billion at December 31, 2025 and on December 31, 2024. Core deposits include checking, savings, and money market accounts and represented 71.1% of the Company’s total deposits at December 31, 2025. On December 31, 2025, balances for certificates of deposit totaled $499.6 million, compared to $560.3 million on December 31, 2024, a decrease of $60.7 million or 10.8%. The decrease in deposits is primarily related to a reduction in certificate of deposit activity and planned adjustments to deposit pricing.
Checking account balances increased $727 thousand and interest bearing savings account balances decreased $21.1 million from year end primarily due to decreases in personal statement savings account balances. Money market account balances increased by $47.4 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $60.7 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 15.5% of total deposits at December 31, 2025 and 15.0% of total deposits at December 31, 2024. Interest bearing demand accounts, including money market and savings accounts, comprised 55.6% of total deposits December 31, 2025 and 53.2% at December 31, 2024. Time accounts as a percentage of total deposits were 28.9% at December 31, 2025 and 31.8% at December 31, 2024.
Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024	$ Change	% Change
Federal funds purchased and repurchase agreements	$39,703	$40,116	$(413)	(1.0%)
FHLB advances	45,000	65,000	(20,000)	(30.8%)
Total borrowed funds	$84,703	$105,116	$(20,413)	(19.4%)
Total borrowed funds were $84.7 million at December 31, 2025 compared to $105.1 million at December 31, 2024, a decrease of $20.4 million or 19.4%. The decrease in borrowings from December 31, 2024, was the result of the maturity of FHLB advances. As of December 31, 2025, 72% of our deposits are fully FDIC insured, and another 7% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of December 31, 2025, the Company had available liquidity of $673.9 million including borrowing capacity from the FHLB and Federal Reserve facilities (excluding brokered deposit capacity).
Other assets totaled $34.9 million at December 31, 2025, compared to $43.9 million at December 31, 2024. The decrease in other assets is primarily related to decreased fair value of the Company’s interest rate swap contract derivative and a reduction in the deferred tax asset. Accrued expenses and other liabilities totaled $34.8 million at December 31, 2025, compared to $43.6 million at December 31, 2024. The decrease in accrued expenses and other liabilities is primarily the result of a reduction in the fair value of the Company's interest rate swap liability and the related collateral received as well as lower wire transfer settlement balances at December 31, 2025.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At December 31, 2025, we had four outstanding advances totaling $45 million and the ability to borrow up to $436.0 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At December 31, 2025, we had no outstanding balance from the Federal Reserve Bank of Chicago. At December 31, 2025, cash and cash equivalents were $119.6 million and secured borrowing capacity at the Federal Reserve Bank totaled $252.2 million, providing total additional liquidity sources of $673.9 million (excluding brokered deposit capacity).
During the year ended December 31, 2025, cash and cash equivalents increased by $49.1 million compared to a $15.4 million decrease for the year ended December 31, 2024. The primary sources of cash and cash equivalents were sales of loans originated for sale and the net change in loans receivable. The primary uses of cash and cash equivalents were loan originations of loans held for sale and the net change in deposits. Cash provided by operating activities totaled $9.9 million for the year ended December 31, 2025, compared to cash provided of $10.0 million for the year ended December 31, 2024. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale and net change in accrued expenses and other liabilities. Cash provided by investing activities totaled $94.9 million for the current period, compared to cash provided in investing activities of $43.0 million for the year ended December 31, 2024. Cash provided by investing activities for the current year period was primarily related to net change in loans receivable and proceeds from the sale of securities available-for-sale. Cash used in financing activities totaled $55.7 million during the current period compared to net cash used in financing activities of $68.0 million for the year ended December 31, 2024. The net cash used in financing activities was primarily the result of net change in deposits and proceeds and repayments of borrowed funds. On a cash basis, the Company paid dividends on common stock of $1.6 million for the year ended December 31, 2025, and $2.1 million for the year ended December 31, 2024.
At December 31, 2025, outstanding commitments to fund loans totaled $269.2 million. Approximately 60.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $15.2 million at December 31, 2025. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the year ended December 31, 2025, stockholders' equity increased by $23.2 million or 15.4%. During the year ended December 31, 2025, stockholders’ equity was primarily increased by net income of $8.1 million and other comprehensive income as the result of market value changes within the securities portfolio of $16.4 million offset by dividends declared of $1.6 million. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the year of 2025 or 2024. During 2025, 17,722 restricted stock shares vested under the Plan outlined in Note 10 of the consolidated financial statements, of which 5,439 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
In addition, the following table shows that, at December 31, 2025 and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 leverage ratio	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%
The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Recent Developments Regarding the Company and the Bank – Memorandum of Understanding” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank was eligible to declare in 2025, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, was its 2025 net income. On December 3, 2025, the Board of Directors of the Company declared the most recent quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on December 30, 2025 to shareholders of record on December 17, 2025.
Results of Operations - Comparison of 2025 to 2024
For the year ended December 31, 2025, the Company reported net income of $8.1 million, a decrease of $4.0 million (33.3%) compared to $12.1 million for the year ended December 31, 2024. For the year ended December 31, 2025, the ROA was 0.39%, compared to 0.58% for the year ended December 31, 2024. The ROE was 5.10% for the year ended December 31, 2025, compared to 8.06% for the year ended December 31, 2024. The decrease in net income and rates of return as compared to 2024 was primarily due to a strategic initiative involving a sale-leaseback transaction completed in 2024 which resulted in a pre-tax non-interest income gain of approximately $11.8 million.
Net interest income for the year ended December 31, 2025, was $56.7 million, an increase of $8.3 million (17.1%), compared to $48.4 million for the year ended December 31, 2024. The weighted-average yield on interest-earning assets was 4.85% for the year ended December 31, 2025 compared to 4.67% for the year ended December 31, 2024. The weighted-average cost of interest-bearing liabilities for the year ended December 31, 2025, was 2.23% compared to 2.56% for the year ended December 31, 2024. The impact of the 4.85% return on interest-earning assets and the 2.23% cost of interest-bearing liabilities resulted in an interest rate spread of 2.62% for the year ended December 31, 2025, an increase from the 2.11% spread for the year ended December 31, 2024. The Company’s net interest margin on a tax-equivalent basis was 3.14% for the year ended December 31, 2025, compared to 2.68% for the year ended December 31, 2024. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Calculation of net interest margin, tax-equivalent basis
Net interest income	$56,743	$48,447
Tax-equivalent adjustment on securities and loans	2,636	2,728
Net interest income (tax-equivalent basis)	$59,379	$51,175
Total average interest earning assets	$1,891,348	$1,909,915
Net interest margin (tax-equivalent basis)	3.14%	2.68%
The increased net interest income and net interest margin for the year ended December 31, 2025, was primarily the result of reduced deposit and borrowing costs as a result of the Federal Reserve's reduction of federal funds rates year over year and increased loan yields as commercial loans mature and/or reprice.
The following table shows the change in non-interest income for the year ended December 31, 2025, and December 31, 2024.

(Dollars in thousands)	Year Ended December 31,		12/31/2025 vs. 12/31/2024
	2025	2024	$ Change	% Change
Non-interest income:
Fees and service charges	$5,387	$5,312	$75	1.4%
Wealth management operations	2,733	2,855	(122)	(4.3)%
Gain (loss) on tax credit investment	90	1,236	(1,146)	(92.7)%
Gain (loss) on sale of loans held-for-sale, net	1,219	1,138	81	7.1%
Gain (loss) on sale of securities, net	(1,577)	(531)	(1,046)	197.0%
Bank owned life insurance	1,379	812	567	69.8%
Gain (loss) on sale of property and equipment	(55)	11,661	(11,716)	(100.5)%
Other	122	164	(42)	(25.6)%
Total non-interest income	$9,298	$22,647	$(13,349)	(58.9%)
The decrease in non-interest income was primarily due to 2025 and 2024 strategic initiatives. On February 22, 2024, a sale-leaseback transaction was completed and resulted in a pre-tax non-interest income gain of approximately $11.8 million. In the fourth quarter of 2025, the Bank incurred $1.6 million in securities losses due to the sale of securities with a market value of $26.6 million to improve future profitability, deleverage the balance sheet through a reduction in borrowings outstanding, and further benefit regulatory capital ratios in subsequent periods.

The following table shows the change in non-interest expense for the year ended December 31, 2025, and December 31, 2024.

(Dollars in thousands)	Year Ended December 31,		12/31/2025 vs. 12/31/2024
	2025	2024	$ Change	% Change
Non-interest expense:
Compensation and benefits	$29,588	$27,737	$1,851	6.7%
Occupancy and equipment	8,161	8,250	(89)	(1.1)%
Data processing	4,961	4,672	289	6.2%
Marketing	787	799	(12)	(1.5)%
Federal deposit insurance premiums	1,720	1,790	(70)	(3.9)%
Professional and outside services	4,226	5,405	(1,179)	(21.8)%
Technology	2,069	2,243	(174)	(7.8)%
Other	6,624	7,246	(622)	(8.6)%
Total non-interest expense	$58,136	$58,142	$(6)	—%
Decreases in non-interest expenses during the year ended December 31, 2025, were primarily attributable to non-recurring professional and outside service expenses occurring during 2024 which were associated with the implementation of the corrective actions set forth in the now terminated Consent Order and sale leaseback transaction, as well as lower other costs in 2025 due to the decrease in core deposit intangible expense. This decrease in non-interest expense was primarily offset by increases in compensation and benefit expense driven by annual merit-based increases.
The provision for income taxes was $23 thousand for the year ended December 31, 2025 as compared to the provision of $1.3 million for the year ended December 31, 2024. The effective tax rate was 0.3% for the year ended December 31, 2025, as compared to 9.8% for the year ended December 31, 2024. The Company's year-to-date effective tax rate for the year ended December 31, 2025 decreased primarily due to a decrease in pre-tax income.
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

Allowance for credit losses – The Company maintains an allowance for credit losses to reflect management's estimate of expected credit losses over the contractural life of the loan portfolio. The ACL is increased by the provision for credit losses, and decreased by charge-offs net of recoveries. The determination of the ACL and provision for credit losses is based upon management’s evaluation of the credit quality of the loan portfolio, considering relevant internal and external information including past events, current conditions, and reasonable and supportable forecasts that affect collectibility. The methodology used to determine the ACL includes a disciplined and consistently applied quarterly process that combines a review of the current portfolio with a risk assessment analysis. Factors considered in the evaluation include national and local economic trends, current year loan portfolio growth and changes in portfolio mix, and trends in loan delinquencies and loan charge-off activity. Particular attention is given to non-accruing loans and accruing loans past due 90 days or more, and loans that have been classified as substandard, doubtful, or loss. Changes in the provision for credit losses are directionally consistent with changes in observable credit risk indicators.

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
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of December 31, 2025, the Company has identified interest rate risk as our primary source of market risk.
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
The Company’s Board of Directors establishes broad policy limits with respect to interest rate risk. As part of this policy, the Asset Liability Committee establishes specific operating guidelines within the parameters of the Board of Director’s policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
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
Evaluation of Interest Rate Risk
We use income simulations, an analysis of core funding utilization, and EVE at Risk simulations as our primary tools in measuring and managing interest rate risk. These tools are utilized to quantify the potential earnings impact of changing interest rates over a 12-month simulation horizon (income simulations) as well as identify expected earnings trends given longer term rate cycles (long term simulations, core funding utilizations, and EVE at Risk simulation). A standard gap report and funding matrix will also be utilized to provide supporting detailed information on the expected timing of cashflow and repricing opportunities.
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
We utilize a simulation model as our primary tool to assess the direction and magnitude of variations in net interest income and EVE at Risk resulting from potential changes in market interest rates. Key assumptions in the model, which we believe are reasonable but which may have a significant impact on results, include: (i) the timing of changes in interest rates; (ii) shifts or rotations in the yield curve; (iii) re-pricing characteristics for market-rate-sensitive instruments; (iv) varying loan prepayment speeds for different interest rate scenarios; and (v) the overall growth and mix of assets and liabilities.
We forecast the next twelve months of net interest income under an assumed environment of gradual changes in market interest rates under various scenarios. The resulting change in net interest income is an indication of the sensitivity of our earnings to directional changes in market interest rates. The simulation also measures the change in EVE at Risk, or the net present value of our assets and liabilities, under an immediate shift, or shock, in interest rates under various scenarios, as calculated by discounting the estimated future cash flows using market-based discount rates.

The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE at Risk based on our balance sheet as of December 31, 2025 (dollars in millions):

Interest Rate Scenario	EVE at Risk	Percent Change	Net interest income	Percent Change
+400 Bps	$244	-30.8%	$64.8	0.1%
+300 Bps	$286	-18.7%	$65.7	1.5%
+200 Bps	$324	-7.9%	$66.0	1.9%
+100 Bps	$345	-2.0%	$65.5	1.2%
No change	$352	0.0%	$64.8	0.0%
-100 Bps	$342	-2.7%	$64.3	-0.7%
-200 Bps	$321	-8.8%	$64.1	-1.1%
-300 Bps	$287	-18.6%	$63.7	-1.7%
-400 Bps	$236	-33.1%	$62.3	-3.8%

If interest rates across the yield curve were to uniformly decrease, this analysis suggests the Bank may be positioned for relatively neutral to modestly negative changes in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase by approximately 100 to 300 basis points, this analysis suggests we would experience positive impact to net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase by a more material amount (400 basis points and above), the analysis suggests we would shift into more neutral impacts to net interest income over the next twelve months.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Finward Bancorp
Munster, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Finward Bancorp (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As discussed in Note 1 to the consolidated financial statements, the Company’s loan portfolio totaled $1.5 billion as of December 31, 2025, and the associated allowance for credit losses (“ACL”) on loans was $17.5 million. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company measures expected credit losses for loans on a collective pooled basis when similar risk characteristics exist using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical peer data provides the basis for the estimation of expected credit losses. Management also considers further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that exist for the period over which historical information is evaluated as well as other changes in qualitative factors not inherently considered in the quantitative analyses. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan pools.

We have identified the ACL, and more specifically the qualitative adjustment for the existence, growth, and effect of any concentrations of credit applied in the ACL, as a critical audit matter. The principal consideration for our determination is the high degree of judgment and subjectivity in auditing the assumptions utilized by management in calculating the qualitative reserve. This required a high degree of judgement due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed related to this critical audit matter included:

•Obtained an understanding and evaluated the design of controls over the Company’s process for establishing the qualitative adjustments used in the ACL, including the key assumptions used to develop the qualitative adjustments applied to the ACL.
•Evaluated the relevancy and reliability of key data and assumptions used to derive the qualitative factors, specifically the existence, growth, and effect of any concentrations of credit factor, including considering the key data’s completeness and accuracy within the model.
•Evaluated the mathematical accuracy of the application of qualitative factors within the model.
•Evaluated the reasonableness of the overall ACL amount, including the qualitative component, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company's measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Indianapolis, Indiana
March 25, 2026

Finward Bancorp
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$18,265	$17,883
Interest bearing deposits in other financial institutions	101,382	52,047
Federal funds sold	-	654
Total cash and cash equivalents	119,647	70,584
Securities available-for-sale	316,227	333,554
Loans held-for-sale	1,096	1,253
Loans receivable, net of deferred fees and costs	1,450,387	1,508,976
Less: Allowance for credit losses	(17,506)	(16,911)
Net loans receivable	1,432,881	1,492,065
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,781	7,721
Premises and equipment	44,976	47,259
Cash value of bank owned life insurance	33,586	33,514
Goodwill	22,395	22,395
Other intangible assets	1,172	1,860
Other assets	34,873	43,947
Total assets	$2,021,181	$2,060,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$267,441	$263,324
Interest bearing	1,459,530	1,497,242
Total	1,726,971	1,760,566
Federal funds purchased and repurchase agreements	39,703	40,116
Borrowed funds	45,000	65,000
Accrued expenses and other liabilities	34,844	43,603
Total liabilities	1,846,518	1,909,285
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: December 31, 2025 - 4,326,747 December 31, 2024 - 4,313,698	-	-
Additional paid-in capital	70,331	70,034
Accumulated other comprehensive loss	(41,662)	(58,084)
Retained earnings	145,994	139,464
Total stockholders' equity	174,663	151,414
Total liabilities and stockholders' equity	$2,021,181	$2,060,699
See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Interest income:
Loans receivable	$80,337	$77,515
Securities	7,819	8,250
Other interest earning assets	3,607	3,413
Total interest income	91,763	89,178
Interest expense:
Deposits	31,426	35,162
Federal funds purchased and repurchase agreements	1,430	1,600
Borrowed funds	2,164	3,969
Total interest expense	35,020	40,731
Net interest income	56,743	48,447
Provision for (benefit from) credit losses	(205)	(503)
Net interest income after provision for credit losses	56,948	48,950
Non-interest income:
Fees and service charges	5,387	5,312
Wealth management operations	2,733	2,855
Gain (loss) on tax credit investment	90	1,236
Gain (loss) on sale of loans held-for-sale, net	1,219	1,138
Gain (loss) on sale of securities, net	(1,577)	(531)
Bank owned life insurance	1,379	812
Gain (loss) on sale of property and equipment	(55)	11,661
Other	122	164
Total non-interest income	9,298	22,647
Non-interest expense:
Compensation and benefits	29,588	27,737
Occupancy and equipment	8,161	8,250
Data processing	4,961	4,672
Marketing	787	799
Federal deposit insurance premiums	1,720	1,790
Professional and outside services	4,226	5,405
Technology	2,069	2,243
Other	6,624	7,246
Total non-interest expense	58,136	58,142
Income before income tax expense	8,110	13,455
Income tax expense (benefit)	23	1,325
Net income	$8,087	$12,130

Earnings per common share:
Basic	$1.89	$2.85
Diluted	$1.88	$2.84

Dividends declared per common share	$0.36	$0.48
See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
(Dollars in thousands)	2025	2024
Net income	$8,087	$12,130

Unrealized gains (losses) on securities available for sale:
Unrealized gains (losses) arising during the period	20,038	(9,042)
Less: reclassification adjustment for gains (losses) included in net income	(1,577)	(531)
Changes in unrealized gains (losses) on securities available for sale	21,615	(8,511)
Less: tax expense (benefit)	5,193	(2,040)
Other comprehensive income (loss), net of tax	16,422	(6,471)
Comprehensive income (loss), net of tax	$24,509	$5,659
See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Changes in Stockholder's Equity

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2024	$-	$69,555	$(51,613)	$129,403	$147,345
Net income	-	-	-	12,130	12,130
Other comprehensive income (loss), net of tax	-	-	(6,471)	-	(6,471)
Net surrender value of 3,485 restricted stock awards	-	(86)	-	-	(86)
Stock-based compensation expense	-	565	-	-	565
Cash dividends, $0.48 per share	-	-	-	(2,069)	(2,069)
Balance at December 31, 2024	$-	$70,034	$(58,084)	$139,464	$151,414

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	8,087	8,087
Other comprehensive income (loss), net of tax	-	-	16,422	-	16,422
Net surrender value of 5,439 restricted stock awards	-	(150)	-	-	(150)
Stock-based compensation expense	-	447	-	-	447
Cash dividends, $0.36 per share	-	-	-	(1,557)	(1,557)
Balance at December 31, 2025	$-	$70,331	$(41,662)	$145,994	$174,663
See accompanying notes to consolidated financial statements.

Finward Bancorp
Consolidated Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,087	$12,130
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(40,875)	(36,779)
Sale of loans originated for sale	42,275	36,955
Depreciation and amortization, net of accretion	6,191	7,291
Deferred tax expense (benefit)	(556)	645
Stock based compensation expense	447	565
Cash payments for lease liabilities	(1,603)	(1,360)
(Gain) loss on sale of securities, net	1,577	531
(Gain) loss on tax credit investment	(90)	(1,236)
(Gain) loss on sale of loans held-for-sale, net	(1,252)	(1,091)
(Gain) loss on sale of property and equipment	55	(11,661)
(Gain) loss on sale of foreclosed real estate	-	(1)
(Increase) decrease of cash value of bank owned life insurance	(835)	(812)
(Gain) loss on death benefits of bank-owned life insurance	(544)	-
(Gain) loss on derivatives	33	(47)
Provision for (benefit from) credit losses	(205)	(503)
Change in:
Interest receivable	(60)	324
Interest payable	(337)	(2,445)
Other assets	3,425	3,502
Accrued expenses and other liabilities	(5,832)	3,797
Total adjustments	1,814	(2,325)
Net cash provided by (used in) operating activities	9,901	9,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	11,431	12,653
Proceeds from sales of securities available-for-sale	24,519	14,697
Net change in loans receivable	57,654	764
Purchase of premises and equipment	(853)	(3,074)
Proceeds from sale of premises and equipment	819	17,677
Proceeds from sale of foreclosed real estate	-	72
Proceeds from death benefits of bank owned life insurance	1,307	-
Net cash provided by (used in) investing activities	94,877	42,789
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(33,595)	(52,855)
Proceeds from borrowed funds	40,000	150,000
Repayment of borrowed funds	(60,000)	(165,000)
Net surrender value of restricted stock awards	(150)	(86)
Change in federal funds purchased and repurchase agreements	(413)	1,992
Dividends paid	(1,557)	(2,069)
Net cash provided by (used in) financing activities	(55,715)	(68,018)
Net change in cash and cash equivalents	49,063	(15,424)
Cash and cash equivalents at beginning of period	70,584	86,008
Cash and cash equivalents at end of period	$119,647	$70,584
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$35,303	$43,178
Income taxes	150	415
Noncash activities:
Dividends declared not paid	-	518
Right-of-use asset obtained in exchange for lease liability	-	16,140
Loans transferred to other real estate owned	89	-
See accompanying notes to consolidated financial statements.

Finward Bancorp
Notes to Consolidated Financial Statements
Years ended December 31, 2025 and 2024
Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include Finward Bancorp and Peoples Bank, and the Bank’s wholly owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company’s business activities include being a holding company for the Bank. The Company’s earnings are dependent upon the earnings of the Bank. Peoples Service Corporation provides insurance and annuity investments to the Bank’s wealth management customers. NWIN, LLC is located in Las Vegas, Nevada and serves as the Bank’s investment subsidiary and parent of a real estate investment trust, NWIN Funding, Inc. NWIN Funding, Inc. was formed as an Indiana Real Estate Investment Trust. The formation of NWIN Funding, Inc. provides the Company with a vehicle that may be used to raise capital utilizing portfolio mortgages as collateral, without diluting stock ownership. In addition, NWIN Funding, Inc. receives favorable state tax treatment for income generated by its operations. Columbia Development Company is a limited liability company that serves to hold certain real estate properties that are acquired through foreclosure. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Securities – The Company classifies securities into held-to-maturity, available-for-sale, or trading categories. Held-to-maturity securities are those which management has the positive intent and the Company has the ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in other comprehensive (loss) income, net of tax. At December 31, 2025, and 2024, all of the Company’s securities were classified as available-for-sale. The Company does not have a held-to-maturity or trading portfolio. Realized gains and losses resulting from the sale of securities recorded on the trade date are computed by the specific identification method. Interest and dividend income, adjusted by amortization of premiums or discounts on a level yield method, are included in earnings.

If the fair value of an available-for sale debt security is less than its amortized cost basis, the Company evaluates whether the decline in fair value is attributable to credit-related factors or other factors. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the entire unrealized loss is recognized in earnings. If neither condition exists, the Company evaluates whether a credit loss exists. Credit-related losses are recognized through an allowance for credit losses, limited to the amount by which amortized cost exceeds the fair value, with a corresponding change to provision for credit losses. Any non-credit related unrealized losses are recognized in other comprehensive income. Amounts are written off against the allowance when management determines that all or a portion of the security is uncollectible.

The Company evaluates AFS securities in an unrealized loss position on a quarterly basis to determine whether a credit loss exists. This approach allowed the Company to retain the amortized cost basis of the securities following adoption of the current expected credit loss model. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at December 31, 2025 and December 31, 2024.

Loans Held-for-Sale – Loans held for sale generally consist of mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Gains and losses are recognized through non-interest income. Net unrealized losses, if any, are recorded as a valuation allowance that is also charged to non-interest income.

Loans and Loan Interest Income – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, and net deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off no later than when they reach 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Generally, interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Commercial real estate – Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Commercial real estate loans generally have terms of 10 years or less, although payments may be structured on a longer amortization basis. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied industrial, office, and retail buildings where the loan-to-value ratio, established by independent appraisals, does not generally exceed 80% of cost of appraised value. We also generally require that a borrower’s cash flow achieve 120% or greater of monthly debt service obligations. Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Such repayment of owner occupied loans is commonly derived from the successful ongoing operations of the business occupying the property. These typically include small businesses and professional practices. Commercial real estate loans may also include government guaranteed loans secured by collateral in the form of residential real estate. Repayment of such loans generally comes from the generation of cash flow as the result of the borrower’s business operations.

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

Troubled Loan Modifications – A troubled loan modification of a loan is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loan should be reported as a TLM. A loan is a TLM when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a type of loan modification to the borrower by modifying or renewing a loan under terms that the Company would not otherwise consider. To make this determination, the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a modification for principal forgiveness, interest rate reduction, other-than-insignificant payment delay or other-than-insignificant term extension. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some level of deterioration in a borrower's financial condition does not inherently mean the borrower is experiencing financial difficulties.

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

Goodwill and Intangibles – The Company records the assets acquired, including identified intangible assets, and the liabilities assumed in acquisitions at their fair values. These fair values often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under FASB ASC 350, goodwill and indefinite-lived assets recorded are reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss is recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset.

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

At December 31, 2025 and 2024, the Company evaluated tax positions taken for filing with the Internal Revenue Service and all state jurisdictions in which it operates. The Company believes that income tax filing positions will be sustained under examination and does not anticipate any adjustments that would result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Accordingly, the Company has not recorded any reserves or related accruals for interest and penalties for uncertain tax positions at December 31, 2025 and 2024.

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

As part of mortgage banking operations, the Company enters into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“interest rate lock commitments”). Similar to loans held-for-sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. The interest rate lock commitments on mortgage loans intended to be sold are recorded at fair value with changes in fair value recorded in current earnings as part of gain on sale of loans held-for-sale, net.

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

Restrictions on Cash – As part of derivative contracts entered into by the Company, cash balances of $1.9 million were pledged as collateral at December 31, 2025. At December 31, 2025, the Company’s correspondent cash accounts exceeded federally insured limits by $40.4 million. Additionally, the Company had approximately $67.5 million of cash held by the FRB and the FHLB, which is not federally insured.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. This accounting standards update will be effective for us for fiscal year 2025, with early adoption permitted. We have implemented the enhanced disclosure requirements in 2025 and retrospectively applied them to the prior periods presented. Refer to Note 6 for additional information.

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

In November 2024, the FASB issued ASU 2024-04, Debt-Debt With Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods beginning after December 15, 2025. Early adoption is permitted. It was determined that there was no material impact of this accounting standard to our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and an accounting policy election that is available to all entities other than public business entities related to applying ASC-320 to simplify the measurement of credit losses on current accounts receivable and current contract assets that occur from transactions accounted for under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods beginning after December 15, 2025. Early adoption is permitted. It was determined that there was no material impact of this accounting standard to the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this accounting standard, but we do not expect it to have a material impact on our consolidated financial statements.

Note 2 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government agency securities(1)	$8,884	$-	$(418)	$8,466
Collateralized mortgage obligations and residential mortgage-backed securities(1)	123,833	-	(19,168)	104,665
Municipal securities	236,168	2	(34,956)	201,214
Collateralized debt obligations	2,141	-	(259)	1,882
Total securities available-for-sale	$371,026	$2	$(54,801)	$316,227

1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
U.S. government agency securities(1)	$8,884	$-	$(823)	$8,061
Collateralized mortgage obligations and residential mortgage-backed securities(1)	135,974	-	(26,649)	109,325
Municipal securities	262,954	-	(48,205)	214,749
Collateralized debt obligations	2,156	-	(737)	1,419
Total securities available-for-sale	$409,968	$-	$(76,414)	$333,554
1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

The cost basis and estimated fair value of available-for-sale debt securities at December 31, 2025, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
December 31, 2025	Cost Basis	Estimated Fair Value
Due in one year or less	$-	$-
Due from one to five years	13,044	12,367
Due from five to ten years	39,873	35,800
Due over ten years	194,276	163,395
Collateralized mortgage obligations and residential mortgage-backed securities	123,833	104,665
Total	$371,026	$316,227
Sales of available-for-sale securities were as follows for the quarter ended:

	Year Ended December 31
(Dollars in thousands)	2025	2024
Proceeds	$24,519	$14,697
Gross gains	-	-
Gross losses	(1,577)	(531)
Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Period change	16,422
Ending Balance, December 31, 2025	$(41,662)

(Dollars in thousands)
Unrealized loss
Beginning balance, January 1, 2024	$(51,613)
Current period change	(6,471)
Ending balance, December 31, 2024	$(58,084)
Securities with market values of approximately $315.5 million and $326.5 million were pledged as of December 31, 2025 and December 31, 2024, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.
Securities with gross unrealized losses and the related estimated fair value, segregated between investments that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more at December 31, 2025, and December 31, 2024:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
December 31, 2025	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
U.S. government agency securities	$-	$-	$8,466	$(418)	$8,466	$(418)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	104,665	(19,168)	104,665	(19,168)	100.0%
Municipal securities	-	-	200,469	(34,956)	200,469	(34,956)	99.6%
Collateralized debt obligations	-	-	1,882	(259)	1,882	(259)	100.0%
Total	$-	$-	$315,482	$(54,801)	$315,482	$(54,801)	99.8%
Number of securities		-		369		369

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
December 31, 2024	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
U.S. government agency securities	$-	$-	$8,061	$(823)	$8,061	$(823)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	109,325	(26,649)	109,325	(26,649)	100.0%
Municipal securities	3,310	(156)	211,439	(48,049)	214,749	(48,205)	100.0%
Collateralized debt obligations	-	-	1,419	(737)	1,419	(737)	100.0%
Total	$3,310	$(156)	$330,244	$(76,258)	$333,554	$(76,414)	100.0%
Number of securities		4		409		413
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
Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.9 million at December 31, 2025 and a cost basis of $2.2 million and fair value of $1.4 million at December 31, 2024, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.0 million at December 31, 2025, and $2.3 million at December 31, 2024. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the consolidated balance sheet.
Note 3 - Loans Receivable
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
Fixed rate loans generally conform to Freddie Mac guidelines for loans purchased under the 1-4 family program. Loan interest rates are determined based on secondary market yield requirements and local market conditions. Fixed rate mortgage loans may be sold and/or classified as held-for-sale to control exposure to interest rate risk.
The Company’s ARMs include offerings that have a three, five, seven or ten year fixed period. The ability of the Company to successfully market ARMs depends upon loan demand, prevailing interest rates, volatility of interest rates, and terms offered by competitors.
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
Loans consist of the following as of December 31, 2025, and December 31, 2024:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loans secured by real estate:
Residential real estate	$442,443	$467,293
Home equity	53,497	49,758
Commercial real estate	555,594	551,674
Construction and land development	77,208	82,874
Multifamily	183,902	212,455
Total loans secured by real estate	1,312,644	1,364,054
Commercial business	99,304	104,246
Consumer	870	551
Manufactured homes	23,708	26,708
Government	12,298	11,024
Loans receivable	1,448,824	1,506,583
Add:
Net deferred loan origination costs	1,606	2,439
Loan clearing funds	(43)	(46)
Loans receivable, net of deferred fees and costs	$1,450,387	$1,508,976

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Nonaccrual Loans	Total Loans Receivable
December 31, 2025
Residential real estate	$4,991	$1,552	$-	$6,543	$429,968	$436,511	$5,932	$442,443
Home equity	324	-	-	324	52,363	52,687	810	53,497
Commercial real estate	4,106	3,905	-	8,011	546,022	554,033	1,561	555,594
Construction and land development	2,343	129	-	2,472	74,083	76,555	653	77,208
Multifamily	450	1,303	-	1,753	181,453	183,206	696	183,902
Commercial business	1,214	47	-	1,261	96,604	97,865	1,439	99,304
Consumer	-	-	-	-	870	870	-	870
Manufactured homes	241	28	-	269	23,368	23,637	71	23,708
Government	-	-	-	-	12,298	12,298	-	12,298
Total	$13,669	$6,964	$-	$20,633	$1,417,029	$1,437,662	$11,162	$1,448,824

December 31, 2024
Residential real estate	$4,423	$1,184	$-	$5,607	$457,021	$462,628	$4,665	$467,293
Home equity	1,002	123	-	1,125	48,150	49,275	483	49,758
Commercial real estate	4,556	571	-	5,127	545,267	550,394	1,280	551,674
Construction and land development	2,039	-	-	2,039	80,177	82,216	658	82,874
Multifamily	1,961	359	-	2,320	206,773	209,093	3,362	212,455
Commercial business	493	508	-	1,001	99,955	100,956	3,290	104,246
Consumer	5	-	-	5	546	551	-	551
Manufactured homes	428	54	-	482	26,226	26,708	-	26,708
Government	-	-	-	-	11,024	11,024	-	11,024
Total	$14,907	$2,799	$-	$17,706	$1,475,139	$1,492,845	$13,738	$1,506,583
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2025, and December 31, 2024, and gross charge-offs for the year ended December 31, 2025, and for the year ended December 31, 2024.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$132,738	$125,371	$125,504	$257,065	$260,859	$438,852	$106,883	$1,552	$1,448,824
Total current period gross charge-off	$(202)	$-	$(44)	$-	$(13)	$(496)	$-	$-	$(755)

Residential real estate
Pass (1-6)	$12,570	$19,139	$26,559	$80,834	$93,636	$196,415	$2,477	$-	$431,630

Special Mention (7)	-	-	619	1,464	1,063	1,651	-	-	4,797
Substandard (8)	296	74	887	1,475	430	2,854	-	-	6,016
Total	$12,866	$19,213	$28,065	$83,773	$95,129	$200,920	$2,477	$-	$442,443
Current period gross charge-off	-	-	-	-	(13)	-	-	-	(13)

Home equity
Pass (1-6)	$766	$92	$41	$232	$49	$2,086	$47,926	$1,187	$52,379
Special Mention (7)	-	-	7	-	-	59	45	194	305
Substandard (8)	-	24	-	-	20	181	417	171	813
Total	$766	$116	$48	$232	$69	$2,326	$48,388	$1,552	$53,497
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$58,029	$65,768	$62,929	$111,515	$78,531	$160,344	$3,717	$-	$540,833
Special Mention (7)	25	410	2,214	2,865	3,403	4,283	-	-	13,200
Substandard (8)	-	-	208	221	-	1,132	-	-	1,561
Total	$58,054	$66,178	$65,351	$114,601	$81,934	$165,759	$3,717	$-	$555,594
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$36,388	$19,226	$12,795	$2,288	$1,074	$753	$1,893	$-	$74,417
Special Mention (7)	-	-	-	129	428	-	-	-	557
Substandard (8)	-	-	939	60	1,235	-	-	-	2,234
Total	$36,388	$19,226	$13,734	$2,477	$2,737	$753	$1,893	$-	$77,208
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$12,249	$6,289	$11,215	$44,804	$64,357	$40,791	$644	$-	$180,349
Special Mention (7)	-	-	-	756	374	1,727	-	-	2,857
Substandard (8)	-	-	200	409	-	87	-	-	696
Total	$12,249	$6,289	$11,415	$45,969	$64,731	$42,605	$644	$-	$183,902
Current period gross charge-off	-	-	-	-	-	(201)	-	-	(201)

Commercial business
Pass (1-6)	$6,601	$11,813	$5,661	$7,121	$4,595	$10,980	$48,326	$-	$95,097
Special Mention (7)	299	61	260	62	18	737	1,331	-	2,768
Substandard (8)	-	87	898	34	124	189	107	-	1,439
Total	$6,900	$11,961	$6,819	$7,217	$4,737	$11,906	$49,764	$-	$99,304
Current period gross charge-off	(158)	-	(44)	-	-	(293)	-	-	(495)

Consumer
Pass (1-6)	$705	$58	$72	$19	$16	$-	$-	$-	$870

Total	$705	$58	$72	$19	$16	$-	$-	$-	$870
Current period gross charge-off	(44)	-	-	-	-	(2)	-	-	(46)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,733	$10,383	$11,493	$-	$-	$23,609
Special Mention (7)	-	-	-	-	-	28	-	-	$28
Substandard (8)	-	-	-	-	46	25	-	-	71
Total	$-	$-	$-	$1,733	$10,429	$11,546	$-	$-	$23,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Total	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$124,670	$143,098	$291,855	$308,352	$211,268	$324,738	$102,602	$-	$1,506,583
Total current period gross charge-off	$(64)	$-	$(1,010)	$(125)	$(2)	$(1,267)	$-	$-	(2,468)

Residential real estate
Pass (1-6)	$13,118	$30,947	$90,324	$99,390	$102,552	$119,449	$2,468	$-	$458,248
Special Mention (7)	-	371	365	1,064	554	1,937	-	-	4,291
Substandard (8)	-	539	1,161	601	510	1,943	-	-	4,754
Total	$13,118	$31,857	$91,850	$101,055	$103,616	$123,329	$2,468	$-	$467,293
Current period gross charge-off	-	-	-	-	-	(28)	-	-	(28)

Home equity
Pass (1-6)	$193	$68	$153	$110	$-	$3,342	$44,943	$-	$48,809
Special Mention (7)	-	132	-	-	3	15	309	-	459
Substandard (8)	26	-	138	-	-	218	108	-	490
Total	$219	$200	$291	$110	$3	$3,575	$45,360	$-	$49,758
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$49,861	$67,290	$123,342	$96,206	$53,864	$148,529	$2,976	$-	$542,068
Special Mention (7)	974	-	1,036	2,375	668	2,930	25	-	8,008
Substandard (8)	-	-	-	-	202	1,396	-	-	1,598
Total	$50,835	$67,290	$124,378	$98,581	$54,734	$152,855	$3,001	$-	$551,674

Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$34,599	$24,360	$3,732	$7,867	$224	$820	$5,312	$-	$76,914
Special Mention (7)	-	-	-	1,207	2,468	-	-	-	3,675
Substandard (8)	-	1,018	-	1,267	-	-	-	-	2,285
Total	$34,599	$25,378	$3,732	$10,341	$2,692	$820	$5,312	$-	$82,874
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$6,398	$8,923	$56,771	$74,716	$36,075	$20,066	$627	$-	$203,576
Special Mention (7)	-	-	780	3,332	1,217	-	-	-	5,329
Substandard (8)	-	-	446	1,219	1,516	369	-	-	3,550
Total	$6,398	$8,923	$57,997	$79,267	$38,808	$20,435	$627	$-	$212,455
Current period gross charge-off	-	-	-	(125)	-	-	-	-	(125)

Commercial business
Pass (1-6)	$14,655	$8,123	$9,441	$6,094	$3,653	$11,416	$44,046	$-	$97,428
Special Mention (7)	-	25	978	39	-	800	1,686	-	3,528
Substandard (8)	-	1,139	80	171	177	1,621	102	-	3,290
Total	$14,655	$9,287	$10,499	$6,304	$3,830	$13,837	$45,834	$-	$104,246
Current period gross charge-off	-	-	(1,010)	-	-	(1,239)	-	-	(2,249)

Consumer
Pass (1-6)	$301	$163	$34	$51	$-	$2	$-	$-	$551
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$301	$163	$34	$51	$-	$2	$-	$-	$551
Current period gross charge-off	(64)	-	-	-	(2)	-	-	-	(66)

Manufactured homes
Pass (1-6)	$-	$-	$1,634	$11,360	$7,559	$6,101	$-	$-	$26,654
Substandard (8)	-	-	-	28	26	-	-	-	54
Total	$-	$-	$1,634	$11,388	$7,585	$6,101	$-	$-	$26,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Total	$4,545	$-	$1,440	$1,255	$-	$3,784	$-	$-	$11,024
Current period gross charge-off	-	-	-	-	-	-	-	-	-
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
The following tables show the amortized cost basis of loans at December 31, 2025 and December 31, 2024, that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and December 31, 2024, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	For the year ended December 31, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$601	$-	$-	0.14%
Commercial real estate	131	390	-	-	0.09%
Construction and land development	593	-	-	-	0.77%
Commercial business	945	-	-	-	0.95%
Total	$1,669	$991	$-	$-	0.18%

	For the year ended December 31, 2024
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$528	$1,115	$-	$-	0.35%
Home Equity	41	-	-	-	0.01%
Total	$569	$1,115	$-	$-	0.11%

The financial effects of payment delay modifications and term extension modifications had a forbearance average of five months and one hundred eighty-six months weighted average extension to life of loan, respectively. There were no commitments to lend additional amounts to the borrowers included in the previous tables.

The borrowers with term extension have had their maturity dates extended and as a result their monthly payments were reduced or had payments added to the end of the loan which resulted in payment relief.

	For the year ended December 31, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	6	-
Commercial real estate	$-	—%	180	5
Construction and land development	$-	—%	-	5
Commercial business	$-	—%	-	5

	For the year ended December 31, 2024
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	7	6
The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	December 31, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$582	$19	$-	$-
Commercial real estate	390	-	-	131
Construction and land development	-	-	-	593
Commercial business	-	-	-	945
Total	$972	$19	$-	$1,669

	December 31, 2024
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$545	$570	$-	$528
Home equity	-	-	-	41
Total	$545	$570	$-	$569

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $1.1 million in loans involved in the foreclosure process at December 31, 2025 compared to $1.3 million at December 31, 2024. As of December 31, 2025, the Company had $89 thousand in real estate owned, compared to none at December 31, 2024.

Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.6 million at December 31, 2025, compared to $4.4 million at December 31, 2024.
Accretable yield, or income recorded for the year ended December 31, is as follows:

(Dollars in thousands)	Total
2024	$799
2025	837
Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
2026	438
2027	294
2028	277
2029	243
2030 and thereafter	2,275
Total	$3,527
Allowance for Credit Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio utilizing guidance in ASC Topic 326.
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the probability of default/loss given default methodology. In creating the CECL model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the year ended December 31, 2025, and 2024.

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the year ended December 31, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$(13)	$66	$(1,777)	$2,757
Home equity	835	-	-	(147)	688
Commercial real estate	6,444	-	4	2,704	9,152
Construction and land development	2,651	-	-	(1,537)	1,114
Multifamily	1,003	(201)	29	1,247	2,078
Commercial business	1,185	(495)	460	433	1,583
Consumer	5	(46)	9	34	2
Manufactured homes	252	-	-	(136)	116
Government	55	-	-	(39)	16
Total	$16,911	$(755)	$568	$782	$17,506
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the year ended December 31, 2024:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$3,984	$(28)	$44	$481	$4,481
Home equity	698	-	-	137	835
Commercial real estate	7,045	-	5	(606)	6,444
Construction and land development	4,206	-	-	(1,555)	2,651
Multifamily	933	(125)	31	164	1,003
Commercial business	1,649	(2,249)	310	1,475	1,185
Consumer	7	(66)	22	42	5
Manufactured homes	181	-	-	71	252
Government	65	-	-	(10)	55
Total	$18,768	$(2,468)	$412	$199	$16,911
Collateral dependent loans are individually evaluated to determine expected credit losses when repayment is expected to be provided substantially through the operation or sale of the underlying collateral. For these loans, the allowance for credit losses is measured based on the fair value of the collateral less estimated costs to sell when applicable. Collateral securing these loans primarily consists of real estate, equipment and inventory, accounts receivable, and vehicles. The fair values are determined using most recent independent appraisals, evaluations or other relevant market information. The Company monitors collateral values on an ongoing basis and records adjustments to the allowance for credit losses as necessary. There were no significant changes in the extent to which collateral secures these loans during the period.

The table below presents the amortized cost basis of collateral dependent loans and the related allowance for credit losses in accordance with ASC 326..

(Dollars in thousands)	December 31, 2025

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,185	$-	$-	$-	$2,185	$39
Home equity	4	-	-	-	4	-
Commercial real estate	1,561	-	-	-	1,561	86
Construction and land development	2,234	-	-	-	2,234	-
Multifamily	696	-	-	-	696	-
Commercial business	-	1,267	130	42	1,439	138
Total	$6,680	$1,267	$130	$42	$8,119	$263

(Dollars in thousands)	December 31, 2024

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$3,012	$-	$-	$-	$3,012	$50
Home equity	219	-	-	-	219	-
Commercial real estate	1,598	-	-	-	1,598	43
Construction and land development	2,285	-	-	-	2,285	-
Multifamily	3,550	-	-	-	3,550	-
Commercial business	712	1,399	1,428	144	3,683	191
Total	$11,376	$1,399	$1,428	$144	$14,347	$284
A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.4 million and $2.9 million as of December 31, 2025, and December 31, 2024, respectively, and is included in net deferred loan origination cost.
The following table presents nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

As of December 31, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,873	$4,059	$5,932	$-
Home equity	-	810	810	-
Commercial real estate	1,158	403	1,561	-
Construction and land development	653	-	653	-
Multifamily	696	-	696	-
Commercial business	391	1,048	1,439	-
Manufactured homes	-	71	71	-
Total	$4,771	$6,391	$11,162	$-

As of December 31, 2024	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,514	$3,150	$4,664	$-
Home equity	179	304	483	-
Commercial real estate	1,078	202	1,280	-
Construction and land development	659	-	659	-
Multifamily	3,362	-	3,362	-
Commercial business	3,099	191	3,290	-
Total	$9,891	$3,847	$13,738	$-
Accrued interest receivable on loans totaled $5.7 million on December 31, 2025, and $5.5 million on December 31, 2024, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.
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

(Dollars in thousands)	Year ended, December 31, 2025	Year ended, December 31, 2024
Balance, beginning of period	$2,739	$3,441
Provision for (benefit from) unfunded loan commitments	(987)	(702)
Balance, end of period	$1,752	$2,739
Note 4 – Premises and Equipment, Net
At year end, premises and equipment are summarized as follows:

(Dollars in thousands)	2025	2024
Land	$9,066	$9,066
Buildings and improvements	34,851	34,876
Lease right of use	16,682	16,682
Furniture and equipment	20,879	20,310
Total cost	81,478	80,934
Less: accumulated depreciation	(36,502)	(33,675)
Premises and equipment, net	$44,976	$47,259
Note 5 – Goodwill and Other Intangible Assets

(Dollars in thousands)	2025	2024
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance December 31,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.2 million and $1.9 million as of December 31, 2025, and December 31, 2024, respectively. The table below summarizes the intangibles amortization:

The amortization recorded for the year ended December 31, is as follows:

(Dollars in thousands)	Total
2024	$1,411
2025	$688
Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
2026	361
2027	294
2028	228
2029	162
Thereafter	127
Total	$1,172
Note 6 – Income Taxes
Pre-tax income is entirely related to domestic activities, the Company did not have any foreign operations.
At year-end, components of income tax expense (benefit) consist of the following:

(Dollars in thousands)	2025	2024
Current income tax expense:
Federal	$225	$309
State	345	371
Total current expense	570	680
Deferred income tax (benefit) expense:
Federal	(418)	622
State	(138)	22
Total deferred (benefit) expense	(556)	644
Change in valuation allowance	9	1
Total income tax expense (benefit)	$23	$1,325
The Company did not have any income tax expense (benefit) in foreign jurisdictions.
Effective tax rates differ from the federal statutory rate of 21% for 2025 and 2024 applied to income before income taxes due to the following:

	2025		2024
(Dollars in thousands)	Amount	% of Pre-tax Income	Amount	% of Pre-tax Income
U.S. federal statutory income tax	$1,703	21.0%	$2,826	21.0%
State and local income tax, net of federal income tax benefit(1)	170	2.1	311	2.3
Tax credits:
Low income housing tax credits(2)	(23)	(0.3)	(12)	(0.1)
New markets tax credits(3)	(479)	(5.9)	(474)	(3.5)
Changes in valuation allowances	9	0.1	1	—
Nontaxable or nondeductible items:
Tax-exempt income, net	(1,181)	(14.6)	(1,249)	(9.3)
Bank owned life insurance	(290)	(3.6)	(171)	(1.3)
Other nondeductible items	14	0.2	45	0.3
Share-based compensation(4)	111	1.4	48	0.4
Other, net	(11)	(0.1)	-	—
Income tax expense (benefit) at effective tax rate	$23	0.3%	$1,325	9.8%
(1) State taxes in Illinois make up the majority (greater than 50%) of the tax effect in this category.
(2) Net of amortization and tax losses.
(3) Net of basis reduction.
(4) Share-based compensation includes any excess benefits or shortfalls from vestings and exercises.

Income taxes paid were as follows:

(Dollars in thousands)	2025	2024
Federal	$-	$-
State and local:
Illinois	150	405
Indiana	-	10
Total income taxes paid	$150	$415

At December 31, the components of the net deferred tax asset recorded in other assets in the consolidated balance sheets are as follows:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$5,024	$5,128
Deferred compensation	331	374
Unrealized depreciation on securities available-for-sale	13,139	18,319
Net operating loss	5,748	6,120
Tax credits	926	673
Nonaccrual loan interest income	214	173
Share-based compensation	131	267
Unqualified deferred compensation plan	50	60
Accrued compensation	301	241
Purchase accounting	693	548
Deferred loan costs, net of fees	472	432
Lease liability	3,791	3,916
Capital loss carryforward	378	-
Other	100	213
Total deferred tax assets	31,298	36,464

Deferred tax liabilities:
Depreciation	(568)	(874)
Prepaid expenses	(479)	(480)
Mortgage servicing rights	(187)	(217)
Deferred stock dividends	(122)	(122)
Goodwill	(783)	(701)
Partnership	(138)	(254)
Lease right of use	(3,929)	(4,124)
REIT spillover dividends	(134)	(125)
Other	(64)	(49)
Total deferred tax liabilities	(6,404)	(6,946)
Valuation allowance	(72)	(63)
Net deferred tax asset	$24,822	$29,455
At December 31, 2025, the Company has Indiana net operating loss carry forwards of approximately $5.6 million which will begin to expire in 2038 if not used. The Company also has a state tax credit carry forward of approximately $72 thousand which expire from 2026 to 2034. Management has concluded that the state net operating losses will be fully utilized and therefore no valuation allowance is necessary on the state net operating loss. A valuation allowance is in place on the state tax credit carryforward, as it is not expected to be utilized before expiration. A valuation allowance of $72 thousand and $63 thousand was provided at December 31, 2025 and 2024, respectively for the state tax credits net of federal benefit.
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

At December 31, 2025 $2.4 million of the federal loss carryforwards, $67.1 million of the Illinois loss carryforward remain and $5.6 million of Indiana loss carryforwards remain; the benefit of which is reflected in deferred tax assets.

The Company qualified under provisions of the Internal Revenue Code, to deduct from taxable income a provision for bad debts in excess of both the provision for such losses charged to income in the financial statements, if any. Accordingly, retained earnings at December 31, 2025 and 2024 includes, approximately $14.5 million, for which no provision for federal income taxes has been made. If, in the future this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rate. The unrecorded deferred income tax liability on the above amounts was approximately $3.8 million at December 31, 2025 and 2024.

The Company had no unrecognized tax benefits at any time during 2025 or 2024 and does not anticipate any significant increase or decrease in unrecognized tax benefits during 2026. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals through income tax accounts; no such accruals existed at any time during 2025 or 2024.

The Company and its subsidiaries are subject to US Federal income tax as well as income tax of the states of Indiana and Illinois. The Company is no longer subject to examination by taxing authorities for the years before 2022.

Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Checking	$592,214	$591,487
Savings	254,055	275,121
Money market	381,111	333,705
Certificates of deposit	499,591	560,253
Total deposits	$1,726,971	$1,760,566
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $104.5 million at December 31, 2025 and $141.4 million at December 31, 2024.

At December 31, 2025, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2026	486,200
2027	11,087
2028	1,712
2029	489
Thereafter	103
Total	$499,591
Note 8 - Borrowings
At December 31, 2025, and December 31, 2024, borrowed funds are summarized below:

	(Dollars in thousands)
	December 31, 2025	December 31, 2024
FHLB Fixed rate advance with outstanding rate of 4.85%, maturing May 16, 2025	$-	$10,000
FHLB Fixed rate advance with outstanding rate of 4.77%, maturing May 19, 2025	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.38%, maturing August 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 3.22%, maturing August 7, 2029 (1)	-	10,000
Total	$45,000	$65,000
(1) FHLB retains puttable option to call these advances after a period of time.

At December 31, 2025, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2026	$-
2027	-
2028	20,000
2029	25,000
2030	-
Total	$45,000
The Company has available liquidity of $876.0 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25.0 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance on the line of credit with the FHLB at December 31, 2025, or as of December 31, 2024. The Company did not utilize the borrowing capacity available through the Federal Reserve discount window at December 31, 2025 or December 31, 2024. The Company did not have other borrowings at December 31, 2025, or as of December 31, 2024.
Fixed rate advances are payable at maturity, with a prepayment penalty. The advances were collateralized by mortgage loans with a carrying value totaling approximately $380.7 million at December 31, 2025. FHLB retains puttable option to call some of these advances 6 to 12 months after issuance.
At December 31, 2025, the Bank had available approximately $673.9 million in credit lines with various money center banks, including the FHLB and Federal Reserve.
The Bank uses federal funds purchased and repurchase agreements as sources of short-term wholesale funding. Federal funds generally mature within one day. Repurchase agreements consist of variable rate sweeps which mature daily as well as fixed rate term agreements that generally mature within 12 months. Repurchase agreements decreased from $40.1 million at December 31, 2024 to $39.7 million at December 31, 2025 The repurchase agreements are secured by municipal securities and collateralized mortgage obligations and residential mortgage-backed securities, under the Bank’s control. At December 31, 2025 and December 31, 2024, the Bank had investment securities with a carrying value of $47.2 million and

$57.8 million pledged as collateral for the repurchase agreements, and the fair value of the collateral approximated its carrying value.

	(Dollars in thousands)
	2025	2024
Federal funds purchased and repurchase agreements:
Ending balance	$39,703	$40,116
Average balance during the year	43,444	41,506
Maximum month-end balance during the year	51,957	44,058
Average interest rate during the year	3.29%	3.85%
Average interest rate at year end	3.88%	3.51%
Note 9 – Employees’ Benefit Plans
The Company maintains an Unqualified Deferred Compensation Plan. The purpose of the UDC Plan is to provide deferred compensation to key senior management employees of the Company in order to recognize their substantial contributions to the Bank and provide them with additional financial security as inducement to remain with the Bank. The Compensation Committee selects which persons shall be participants in the UDC Plan. Participants’ accounts are credited each year with an amount based on a formula involving the participant’s employer funded contributions under all qualified plans and the limitations imposed by Internal Revenue Code subsection 401(a)(17) and Code section 415. The unqualified deferred compensation plan liability at December 31, 2025 and 2024 was approximately $193 thousand and $229 thousand, respectively. The UDC Plan expense amounted to approximately $8 thousand for 2025 and $12 thousand for 2024.
Directors have deferred some of their fees in consideration of future payments. Fee deferrals, including interest, totaled approximately $66 thousand and $85 thousand for 2025 and 2024, respectively. The deferred fee liability at December 31, 2025 and 2024 was approximately $1.3 million and $1.4 million, respectively.
Note 10 - Stock Based Compensation
The Company replaced its expired 2015 Stock Option and Incentive Plan with a new equity incentive plan named the Finward Bancorp 2025 Omnibus Equity Incentive Plan, which was adopted by the Company’s Board of Directors on March 21, 2025, and approved by the Company’s shareholders on May 22, 2025. The maximum number of shares of common stock cumulatively available for issuance under the 2025 Omnibus Plan is 265,174 shares. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock units, performance shares, stock appreciation rights, or any combination thereof, as provided in the Plan. Unvested awards granted under the prior plan will continue to be governed by the terms of the award agreements entered into with the participants under the prior plan. Shares of common stock underlying awards granted under the prior plan that expire, terminate, or are canceled or forfeited under the terms of the prior plan will be available for issuance under the new plan.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the year ended December 31, 2025, stock based compensation expense of $447 thousand was recorded, compared to $565 thousand for the year ended December 31, 2024. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $566 thousand with a weighted average life of 2.4 years.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest in one year after the grant date for independent directors and in full three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Company’s Plan described above for the year ended December 31, 2025, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	44,570	$36.74
Granted	20,321	27.08
Vested	(17,722)	27.50
Forfeited	(1,833)	28.53
Non-vested at December 31, 2025	45,336	$36.36
Note 11 – Regulatory Capital
The Bank is subject to regulatory capital guidelines adopted by the FDIC. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action. Prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025, and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.
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
In addition, the following table shows that, at December 31, 2025 and December 31, 2024, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$179,625	11.26%	$71,771	4.50%	$103,670	6.50%
Tier 1 capital to risk-weighted assets	$179,625	11.26%	$95,695	6.00%	$127,594	8.00%
Total capital to risk-weighted assets	$194,499	12.19%	$127,594	8.00%	$159,492	10.00%
Tier 1 leverage ratio	$179,625	8.47%	$84,854	4.00%	$106,068	5.00%
The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. The MOU documents an understanding among the Bank, the FDIC, and DFI that, among other things, the Bank will: refrain from paying cash dividends without prior regulatory approval. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The aggregate amount of dividends that the Bank was eligible to declare in 2025, without the need for qualifying for a further exemption or prior DFI approval, was its 2025 net income. On December 3, 2025, the Board of Directors of the Company declared the most recent quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on December 30, 2025 to shareholders of record on December 17, 2025.
Note 12 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31,
(dollars in thousands except per share data)	2025	2024
Basic earnings per common share:
Net income as reported	$8,087	$12,130
Weighted average common shares outstanding—basic	4,271,350	4,259,570
Basic earnings per common share	$1.89	$2.85

Diluted earnings per common share:
Net income as reported	$8,087	$12,130
Weighted average common shares outstanding	4,271,350	4,259,570
Add: Dilutive effect of unvested restricted stock awards	20,708	15,063
Weighted average common shares outstanding—diluted	4,292,058	4,274,633
Diluted earnings per common share	$1.88	$2.84

Note 13 – Related Party Transactions
The Company had aggregate loans outstanding to directors and executive officers of approximately $4.1 million at December 31, 2025, and approximately $4.4 million at December 31, 2024. For the years ended December 31, 2025 and 2024, the following activity occurred on these loans:

(Dollars in thousands)	2025	2024
Aggregate balance at the beginning of the year	$4,445	$4,832
New loans	126	-
Repayments	(445)	(387)
Aggregate balance at the end of the year	$4,126	$4,445
Deposits from directors and executive officers totaled approximately $1.1 million and $3.8 million at December 31, 2025, and 2024, respectively.

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
The following table represents the commitments to extend credit and standby letters of credit as of December 31, 2025 and December 31, 2024, respectively:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$254,012	$228,461
Standby letters of credit	15,159	14,078
Total	$269,171	$242,539
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
The following table shows the amounts of non-hedging derivative financial instruments:

December 31, 2025
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractural amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$96,275	Other assets	$3,641	Other liabilities	$3,641
Interest rate lock commitments	2,939	Other assets	50	N/A	-
Total	$99,214		$3,691		$3,641

December 31, 2024
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractural amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$89,964	Other assets	$5,486	Other liabilities	$5,486
Interest rate lock commitments	1,426	Other assets	24	N/A	-
Total	$91,390		$5,510		$5,486
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Year Ended December 31,
(Dollars in thousands)	Statement of Income Classification	2025	2024
Interest rate swap contracts	Fees and service charges	$199	$276
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(33)	47
Total		$166	$323

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$1,900	$1,741
Interest rate lock commitments	50	-	50	-	-	50
Total	$3,691	$-	$3,691	$-	$1,900	$1,791

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$5,120	$366
Interest rate lock commitments	82	-	82	-	-	82
Total	$5,568	$-	$5,568	$-	$5,120	$448
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$-	$3,641

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2024
Interest rate swap contracts	$5,486	$-	$5,486	$-	$-	$5,486
Note 16 - Fair Value
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

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At December 31, 2025 and December 31, 2024, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At December 31, 2025 and December 31, 2024, the collateralized debt obligations with a cost basis of $2.1 million and $2.2 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the

“payment in kind” interest payments to the book value of the securities and will keep these securities in nonaccrual status until the quarterly interest payments resume.

The fair value of the Company’s interest rate swap contracts, both assets and liabilities, are valued by a third- party pricing agent using an income approach and are classified within Level 2 of the valuation hierarchy.

The fair value of the Company’s interest rate lock commitments is based on the price of the underlying loans expected to be sold to an investor while taking into consideration the probability the rate lock commitments will close and are classified within Level 2 of the valuation hierarchy. The Company utilized a third-party pricing service for classifying and valuing the fair value of collateralized debt obligations held. These securities were categorized as unobservable Level 3 and priced using an Option-Adjusted Discounted Cash flow model to value these securities. The significant inputs to this model include prepayment speed, default rate, and loss severity.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2025 and the year ended December 31, 2024. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the year ended December 31, 2025 and all of 2024. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,641	$-	$3,641	$-
Interest rate lock commitments	50	-	50	-
Available-for-sale debt securities:
U.S. government agency securities	8,466	-	8,466	-
Collateralized mortgage obligations and residential mortgage-backed securities	104,665	-	104,665	-
Municipal securities	201,214	-	201,214	-
Collateralized debt obligations	1,882	-	-	1,882
Total securities available-for-sale	$316,227	$-	$314,345	$1,882

Liabilities:
Interest rate swap contracts	$3,641	$-	$3,641	$-

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,486	$-	$5,486	$-
Interest rate lock commitments	82	-	82	-
Available-for-sale debt securities:
U.S. government agency securities	8,061	-	8,061	-
Collateralized mortgage obligations and residential mortgage-backed securities	109,325	-	109,325	-
Municipal securities	214,749	-	214,749	-
Collateralized debt obligations	1,419	-	-	1,419
Total securities available-for-sale	$333,554	$-	$332,135	$1,419

Liabilities:
Interest rate swap contracts	$5,486	$-	$5,486	$-
A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Available-for-sale securities
Beginning balance, January 1, 2025	$1,419
Principal payments	(15)
Total unrealized gains, included in other comprehensive income (loss)	478
Ending balance, December 31, 2025	$1,882

Beginning balance, January 1, 2024	$1,357
Principal payments	(14)
Total unrealized gains, included in other comprehensive income (loss)	76
Ending balance, December 31, 2024	$1,419
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Collateral dependent loans are carried the fair value of the underlying collateral, based on the most recent independent appraisals or evaluations, adjusted for current market conditions and property-specific factors. These measurements are classified as Level 3 due to the use of significant unobservable inputs. Other real estate owned are measured at fair value less costs to sell and are classified as Level 3.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,535	$-	$-	$6,535
Other real estate owned	$89	$-	$-	$89

		Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$1,496	$-	$-	$1,496
Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,882	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 11.2%	9.6%
Collateral dependent loans	$6,535	Fair Value of Collateral	Discount for type of property and current market conditions	0.0% - 80.0%	8.6%
Other real estate	$89	Fair Value of Collateral	Discount for type of property and current market conditions	—%	—%
1) At December 31, 2025, there was only one property, so no range or weighted-average range is reported.

(Dollars in thousands)	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateral dependent loans	$1,496	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 80%	8%

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	December 31, 2025		Estimated Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$119,647	$119,647	$119,647	$-	$-
Loans held-for-sale	1,096	1,124	-	1,124	-
Loans receivable, net	1,450,387	1,403,061	-	-	1,403,061
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,781	7,781	-	7,781	-

Financial liabilities:
Non-interest bearing deposits	267,441	267,441	267,441	-	-
Interest bearing deposits	1,459,530	1,458,116	959,939	498,177	-
Federal funds purchased and repurchase agreements	39,703	39,671	37,717	1,954	-
Borrowed funds	45,000	44,921	-	44,921	-
Accrued interest payable	958	958	-	958	-

	December 31, 2024		Estimated Fair Value Measurements at December 31, 2024 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$70,584	$70,584	$70,584	$-	$-
Loans held-for-sale	1,253	1,277	-	1,277	-
Loans receivable, net	1,492,065	1,435,148	-	-	1,435,148
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,721	7,721	-	7,721	-

Financial liabilities:
Non-interest bearing deposits	263,324	263,324	263,324	-	-
Interest bearing deposits	1,497,242	1,496,638	936,989	559,649	-
Repurchase agreements	40,116	39,960	32,364	7,596	-
Borrowed funds	65,000	63,432	-	63,432	-
Accrued interest payable	620	620	-	620	-

The following methods were used to estimate the fair value of financial instruments presented in the preceding table at December 31, 2025 and December 31, 2024:
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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of quarter or more, are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Federal funds purchased carrying is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 17 – Parent Company Only Financial Statements
Balance Sheets

(Dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash on deposit with Peoples Bank	$524	$3,904
Investment in Peoples Bank	173,490	150,543
Other assets	649	215
Total assets	$174,663	$154,662

Liabilities and stockholders' equity
Dividends payable	$-	$518
Other liabilities	-	2,730
Total liabilities	-	3,248

Additional paid in capital	70,331	70,034
Accumulated other comprehensive income (loss)	(41,662)	(58,084)
Retained earnings	145,994	139,464
Total stockholders' equity	174,663	151,414
Total liabilities and stockholders' equity	$174,663	$154,662

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Dividends from Peoples Bank	$1,038	$-
Non-interest income	4	-
Operating expenses	(67)	(65)
Income before income taxes and equity in undistributed income of Peoples Bank	975	(65)
Income tax expense (benefit)	(22)	(12)
Income before equity in undistributed income of Peoples Bank	997	(53)
Equity in undistributed income of Peoples Bank	7,090	12,183
Net income	$8,087	$12,130

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,087	$12,130
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of income (equity in undistributed income):
Peoples Bank	(7,090)	(12,183)
Change in intercompany payable	(2,176)	2,176
Change in other assets	(434)	303
Change in other liabilities	(60)	(213)
Total adjustments	(9,760)	(9,917)
Net cash provided by (used in) operating activities	(1,673)	2,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,557)	(2,069)
Net surrender value of restricted stock awards	(150)	(86)
Net cash provided by (used in) financing activities	(1,707)	(2,155)
Net change in cash on deposit with Peoples Bank	(3,380)	58
Cash on deposit at Peoples Bank at beginning of period	3,904	3,846
Cash on deposit at Peoples Bank at end of period	$524	$3,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$150	$415
Dividends declared not paid	-	518
Note 18 - Leases
Under ASC 842, operating lease expense is generally recognized on a straight-line basis over the term of the lease. On February 22, 2024, the Bank closed its previously announced sale-leaseback transaction with MountainSeed Real Estate Services, LLC, pursuant to which the Bank sold to the Buyer five properties owned and operated as branch locations for an aggregate purchase price of $17.2 million, including customary closing adjustments. Under the Sale Agreement, the Bank also entered into triple net lease agreements with the Buyer under which the Bank leases each of the Properties, and pursuant to which the Bank is responsible for the insurance, real estate taxes, and maintenance and repairs for each of the properties. Each of the Lease Agreements became effective upon the closing of the sale-leaseback transaction and have an initial term of 15 years. The Bank’s obligations under the Lease Agreements are guaranteed by the Company.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Gain on sale-leaseback transaction, net	$-	$(11,772)

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	1,603	1,360

ROU assets obtained in exchange for lease liabilities - operating leases(1)	-	16,140

Weighted-average remaining lease terms (in years) - operating leases	13	14

Weighted-average discount rate - operating leases	7.65%	7.67%

Variable lease payments	$279	$279
Operating lease costs	1,923	1,488
Total lease costs(2)	$2,202	$1,767
(1) Right of Use Asset included in Premises and equipment on the consolidated balance sheet
(2) Included in occupancy and equipment costs on the consolidated statements of income
The following table represents the maturity of the Company's operating lease liabilities as of December 31, 2025:

(Dollars in thousands)
Maturity Analysis
2026	1,622
2027	1,657
2028	1,692
2029	1,679
2030	1,688
Thereafter	15,110
Total	23,448
Less: Present value discount	(8,917)
Lease liability	$14,531
At December 31, 2025, operating lease right of use assets were $15.1 million and included in premises and equipment on the consolidated balance sheet. Operating lease liabilities of $14.5 million were included in other liabilities on the consolidated balance sheet.

Note 19 – Segments
The Company operates as a single reportable segment that derives its revenue primarily from the business of banking. The Company's financial performance is monitored on a consolidated basis by the CEO, who is considered to be the CODM. This review is supported by the Chief Financial Officer, Chief Revenue Officer, and Chief Operating Officer. Financial performance is reported to the CODM monthly. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation and benefits, net occupancy expense, equipment costs, data processing fees, and professional fees.
All of the Company’s financial results are similar and considered by management to be aggregated into one reportable operating segment. The Company's revenue is primarily derived from the business of banking and the Company’s CODM evaluates financial performance on a consolidated Company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment. The CODM uses net income to evaluate income generated from segment assets, compare performance to peer banks, and monitor budget-to-actual results. The CODM also is regularly provided with, and reviews, expense information at a level consistent with that disclosed in the Company's financial statements, including its significant expense categories, such as interest expense, provision for credit losses, salaries, employee benefits, and marketing.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no items reportable under this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025, that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.
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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on the criteria specified.
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
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On March 25, 2026, the Bancorp and the Bank entered into an amended and restated employment agreement with Benjamin J. Bochnowski, the President and Chief Executive Officer of the Bancorp and the Chief Executive Officer of the Bank. The agreement became effective upon signing and amended and restated his prior employment agreement, as amended, in its entirety.

Under his amended and restated employment agreement, Mr. Bochnowski will receive a base salary, will be eligible for an annual cash incentive award, as well as annual grants of equity-based incentives, where all incentive compensation is subject to the discretion of the Board of Directors. The agreement also provides that, if Mr. Bochnowski is discharged without “cause” or he resigns for “good reason” (each as defined in the agreement), or in the event of his death, in each case other than during the two-year period after a change of control of the Bancorp or the Bank, then the Bank will pay Mr. Bochnowski, or his heirs or estate as the case may be, the following benefits: (i) any accrued unused vacation, expense reimbursements, and other cash entitlements due to him as of the date of termination (the “Accrued Obligations”); (ii) a lump sum amount equal to two times his then-current base salary; (iii) group health plan continuation coverage under COBRA; (iv) payment of any pro-rata annual performance bonus for the year of termination based on actual achievement of established performance metrics; and (v) the cost of outplacement services. If Mr. Bochnowski is discharged without cause or he resigns for good reason during the two-year period after a change of control of the Bancorp or the Bank, then the Bank will pay Mr. Bochnowski the following benefits: (i) the Accrued Obligations; (ii) a lump sum amount equal to two and one-half times his “base compensation” (which is defined as the sum of (x) the greater of his then-current base salary or his base salary as of immediately prior to the change of control, plus (y) the greater of his target annual bonus for the year including the date of termination or his target annual bonus for the year including the day immediately preceding the effective date of the change of control); (iii) group health plan continuation coverage under COBRA; and (iv) the cost of outplacement services. In addition, the agreement provides that, in the event that the payments or benefits provided in connection with a change of control constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999, then Mr. Bochnowski’s payments shall be either (a) delivered in full, or (b) delivered as to such lesser extent as would result in no portion of such payments being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state, and local income taxes and the excise tax, results in the receipt by Mr. Bochnowski on an after-tax basis of the greatest amount of payments, notwithstanding that all or some portion of such payments may be taxable under Section 4999. Also, the amended and restated agreement provides for post-employment noncompetition restrictions that extend for a period of twelve months, and nonsolicitation restrictions that extend for a period of eighteen months, following any termination of employment.

The foregoing description of the amended and restated employment agreement is a summary and is qualified in its entirety by reference to the terms of the agreement, which is attached to this Annual Report on Form 10-K as Exhibit 10.14 and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Proposal 1 - Election of Directors,” “Corporate Governance - Board Committees,” "Security Ownership by Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports," “Corporate Governance – Insider Trading Policy,” and “Corporate Governance - Code of Ethics” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding the Company’s executive officers is included under Item 4.5 captioned "Executive Officers of the Bancorp" at the end of Part I hereof and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and the Instruction to Item 401 of Regulation S-K.

Item 11. Executive Compensation

The information contained under the section captioned “Executive Compensation" in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained within the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, under the section captioned “Security Ownership by Certain Beneficial Owners and Management,” and the table providing information on the Company’s director nominees and continuing directors in the section captioned “Proposal 1 - Election of Directors,” is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides certain information as of December 31, 2025 with respect to the Company’s existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	276,094
Total	-	$-	276,094

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned “Transactions with Related Persons” and “Corporate Governance-Director Independence,” and the information contained in the “Summary Compensation Table for 2025” under the section captioned “Executive Compensation,” in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services (Forvis Mazars, LLP PCAOB 686, Indianapolis, IN)

The information contained under the section captioned "Independent Registered Public Accounting Firm’s Services and Fees" in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) (1) Financial Statements:

(2) Financial Statement Schedules: Not Applicable.

(3) Exhibits:

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

10.2*
Amended Post 2004 Unfunded Deferred Compensation Plan for the Directors of Peoples Bank effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-K filed on March 5, 2019).

10.3*	Amended and Restated 2015 Stock Option and Incentive Plan of Finward Bancorp (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated March 2, 2022).

10.4*
Form of Nonqualified Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.5*
Form of Incentive Stock Option Agreement under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.6*
Form of Agreement for Restricted Stock under the Amended and Restated Finward Bancorp 2015 Stock Option and Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of the Bancorp’s Form 10-K filed on March 30, 2022).

10.7*	Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 8-K dated May 29, 2025).

10.8*	Form of Incentive Stock Option Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 8-K dated May 29, 2025).

10.9*
Form of Non-Qualified Stock Option Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Bancorp’s Form 8-K dated May 29, 2025).

10.10*	Form of Restricted Stock Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Bancorp’s Form 8-K dated May 29, 2025).

10.11*	Form of Restricted Stock Units Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Bancorp’s Form 8-K dated May 29, 2025).

10.12*	Form of Performance Shares Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Bancorp’s Form 8-K dated May 29, 2025).

10.13*
Form of Stock Appreciation Rights Award Agreement under Finward Bancorp 2025 Omnibus Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Bancorp’s Form 8-K dated May 29, 2025).

10.14*	Amended and Restated Employment Agreement between Finward Bancorp, Peoples Bank, and Benjamin J. Bochnowski, dated March 25, 2026.

10.15*
Form of Non-Solicitation and Confidentiality Agreement between Peoples Bank and each of its Executive Officers (incorporated herein by reference to Exhibit 10.2 of the Bancorp’s Form 10-Q filed on May 9, 2018).

10.16*	Finward Bancorp Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Bancorp’s Form 10-Q filed on October 29, 2019).

10.17*
Employment Agreement between Finward Bancorp, Peoples Bank and Todd M. Scheub dated as of April 27, 2022 (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated April 28, 2022).

10.18*
Post 2004 Deferred Compensation Plan for the Directors of Peoples Bank, Amended and Restated Effective May 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated May 23, 2022).

10.19*	Amended Post 2004 Peoples Bank, A State Savings Bank Unqualified Deferred Compensation Plan (Approved July 28, 2023).

10.20
Agreement For Purchase And Sale Of Property, dated January 29, 2024, by and between Peoples Bank and MountainSeed Real Estate Services, LLC (incorporated herein by reference to Exhibit 10.1 to the Bancorp’s Form 8-K dated January 31, 2024).

10.21	Lease Agreement – Crown Point Banking Center (incorporated herein by reference to Exhibit 10.2 to the Bancorp’s Form 8-K dated January 31, 2024).

10.22	Lease Agreement – East Chicago Banking Center (incorporated herein by reference to Exhibit 10.3 to the Bancorp’s Form 8-K dated January 31, 2024).

10.23	Lease Agreement – Merrillville (Broadway) Banking Center (incorporated herein by reference to Exhibit 10.4 to the Bancorp’s Form 8-K dated January 31, 2024).

10.24	Lease Agreement – Schererville Banking Center (incorporated herein by reference to Exhibit 10.5 to the Bancorp’s Form 8-K dated January 31, 2024).

10.25	Lease Agreement – Orland Park (Ravinia) Banking Center (incorporated herein by reference to Exhibit 10.6 to the Bancorp’s Form 8-K dated January 31, 2024).

19.1	Finward Bancorp Insider Trading Policy.

21	Subsidiaries of the Bancorp.

23.1	Forvis Mazars, LLP – Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

97	Compensation Recovery Policy (2023) FINWARD BANCORP (incorporated herein by reference to Exhibit 97 to the Company's Form 10-K filed on March 28, 2024)

101
The following materials from the Bancorp’s Form 10-K for the fiscal year ended December 31, 2025, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINWARD BANCORP

By /s/Benjamin Bochnowski
Benjamin Bochnowski
Date: March 25, 2026	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 2026:

Signature	Title

Principal Executive Officer:

/s/Benjamin Bochnowski	President and Chief Executive Officer, Director
Benjamin Bochnowski

Principal Financial Officer and
Principal Accounting Officer:

/s/Benjamin L. Schmitt	Executive Vice President, Chief Financial Officer and Treasurer
Benjamin L. Schmitt

The Board of Directors:

/s/Joel Gorelick	Chairman of the Board
Joel Gorelick

/s/Robert Youman	Director
Robert Youman

/s/Anthony M. Puntillo	Director
Anthony M. Puntillo

/s/Jennifer R. Evans	Director
Jennifer R. Evans

/s/Amy W. Han	Director
Amy W. Han

/s/Danette Garza	Director
Danette Garza

/s/Robert E. Johnson III	Director
Robert E. Johnson III

/s/Martin P. Alwin	Director
Martin P Alwin

/s/Carolyn M. Burke	Director
Carolyn M. Burke