Form 10-Q
period 2026-03-31
Finward Bancorp
filed 2026-05-13
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2026 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒
There were 4,329,971 shares of the registrant’s Common Stock, without par value, outstanding at May 5, 2026.

Finward Bancorp
Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures about Market Risk	56

Item 4. Controls and Procedures	56

PART II. Other Information

Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 5. Other Information	57

Item 6. Exhibits	58

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

SIGNATURES	59

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

PART I. Financial Information
Item 1. Financial Statements and Notes (unaudited)
Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands)	March 31, 2026	December 31, 2025
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$15,758	$18,265
Interest bearing deposits in other financial institutions	102,997	101,382
Total cash and cash equivalents	118,755	119,647
Securities available-for-sale	307,686	316,227
Loans held-for-sale	-	1,096
Loans receivable, net of deferred fees and costs	1,455,118	1,450,387
Less: Allowance for credit losses	(17,285)	(17,506)
Net loans receivable	1,437,833	1,432,881
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,700	7,781
Premises and equipment	44,315	44,976
Cash value of bank owned life insurance	33,786	33,586
Goodwill	22,395	22,395
Other intangible assets	1,076	1,172
Other assets	35,063	34,873
Total assets	$2,015,156	$2,021,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$278,705	$267,441
Interest bearing	1,440,366	1,459,530
Total	1,719,071	1,726,971
Federal funds purchased and repurchase agreements	40,815	39,703
Borrowed funds	50,000	45,000
Accrued expenses and other liabilities	32,870	34,844
Total liabilities	1,842,756	1,846,518
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: March 31, 2026 - 4,330,486 December 31, 2025 - 4,326,747	-	-
Additional paid-in capital	70,397	70,331
Accumulated other comprehensive loss	(45,713)	(41,662)
Retained earnings	147,716	145,994
Total stockholders' equity	172,400	174,663
Total liabilities and stockholders' equity	$2,015,156	$2,021,181
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Interest income:
Loans receivable	$19,871	$19,655
Securities	1,771	2,133
Other interest earning assets	1,079	553
Total interest income	22,721	22,341
Interest expense:
Deposits	6,959	8,045
Federal funds purchased and repurchase agreements	272	348
Borrowed funds	419	635
Total interest expense	7,650	9,028
Net interest income	15,071	13,313
Provision for (benefit from) credit losses	55	454
Net interest income after provision for credit losses	15,016	12,859
Non-interest income:
Fees and service charges	1,295	1,109
Wealth management operations	661	619
Gain (loss) on tax credit investment	-	67
Gain (loss) on sale of loans held-for-sale, net	257	230
Bank owned life insurance	201	198
Other	3	6
Total non-interest income	2,417	2,229
Non-interest expense:
Compensation and benefits	7,591	7,372
Occupancy and equipment	1,991	2,111
Data processing	1,105	1,039
Marketing	587	86
Federal deposit insurance premiums	381	433
Professional and outside services	1,169	1,260
Technology	508	454
Other	1,436	1,717
Total non-interest expense	14,768	14,472
Income before income tax expense	2,665	616
Income tax expense (benefit)	423	161
Net income	$2,242	$455

Earnings per common share:
Basic	$0.52	$0.11
Diluted	$0.52	$0.11

Dividends declared per common share	$0.12	$-
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31
(Dollars in thousands)	2026	2025
Net income	$2,242	$455

Unrealized gains (losses) on securities available for sale:
Changes in unrealized gains (losses) on securities available for sale	(5,330)	(210)
Less: tax expense (benefit)	(1,279)	(50)
Other comprehensive income (loss), net of tax	(4,051)	(160)
Comprehensive income (loss), net of tax	$(1,809)	$295
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Changes in Stockholder's Equity
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	455	455
Other comprehensive income (loss), net of tax	-	-	(160)	-	(160)
Stock-based compensation expense	-	98	-	-	98
Balance at March 31, 2025	$-	$70,132	$(58,244)	$139,919	$151,807

Balance at January 1, 2026	$-	$70,331	$(41,662)	$145,994	$174,663
Net income	-	-	-	2,242	2,242
Other comprehensive income (loss), net of tax	-	-	(4,051)	-	(4,051)
Net surrender value of 1,508 restricted stock awards	-	(60)	-	-	(60)
Stock-based compensation expense	-	126	-	-	126
Cash dividends, $0.12 per share	-	-	-	(520)	(520)
Balance at March 31, 2026	$-	$70,397	$(45,713)	$147,716	$172,400
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,242	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(9,407)	(9,596)
Sale of loans originated for sale	10,779	8,263
Depreciation and amortization, net of accretion	1,325	1,600
Stock based compensation expense	126	98
Cash payments for lease liabilities	(404)	(397)
(Gain) loss on sale of loans held-for-sale, net	(276)	(265)
(Increase) decrease of cash value of bank owned life insurance	(201)	(198)
(Gain) loss on derivatives	19	35
Provision for (benefit from) credit losses	55	454
Change in:
Interest receivable	81	(100)
Interest payable	13	(34)
Other assets	1,145	2,095
Accrued expenses and other liabilities	(1,862)	(6,219)
Total adjustments	1,393	(4,264)
Net cash provided by (used in) operating activities	3,635	(3,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	2,886	2,863
Purchase of loans	(10,312)	-
Net change in loans receivable	5,402	16,946
Purchase of premises and equipment	(135)	(183)
Proceeds from sale of foreclosed real estate	-	72
Net cash provided by (used in) investing activities	(2,159)	19,698
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	(7,900)	(10,182)
Proceeds from borrowed funds	15,000	1,657
Repayment of borrowed funds	(10,000)	(10,000)
Net surrender value of restricted stock awards	(60)	-
Change in federal funds purchased and repurchase agreements	1,112	4,937
Dividends paid	(520)	(518)
Net cash provided by (used in) financing activities	(2,368)	(14,106)
Net change in cash and cash equivalents	(892)	1,783
Cash and cash equivalents at beginning of period	119,647	70,584
Cash and cash equivalents at end of period	$118,755	$72,367
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,621	$8,994
Noncash activities:
Transfer of premises and equipment to other assets	103	-
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation
Organization and Description of Business
The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by GAAP for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of March 31, 2026, and December 31, 2025, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three months ended March 31, 2026, and 2025, and condensed consolidated statements of cash flows for the three months ended March 31, 2026, and 2025. The income reported for the three months ended March 31, 2026, is not necessarily indicative of the results to be expected for the full year.
The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the CEO, who is considered to be the Company's CODM. This review is supported by the Chief Financial Officer, Chief Revenue Officer, and Chief Operating Officer. Financial performance is reported to the CODM monthly. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include compensation and benefits, net occupancy expense, equipment costs, data processing fees, and professional fees.
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
The Notes to the Condensed Consolidated Financial Statements appearing in Finward Bancorp’s Annual Report on Form 10-K (2025 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Condensed Consolidated Balance Sheet at December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for condensed financial statements.
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

Note 4 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2026
U.S. government agency securities(1)	$8,884	$-	$(401)	$8,483
Collateralized mortgage obligations and residential mortgage-backed securities	120,947	-	(19,045)	101,902
Municipal securities	235,846	-	(40,436)	195,410
Collateralized debt obligations	2,138	-	(247)	1,891
Total securities available-for-sale	$367,815	$-	$(60,129)	$307,686

(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government agency securities(1)	$8,884	$-	$(418)	$8,466
Collateralized mortgage obligations and residential mortgage-backed securities	123,833	-	(19,168)	104,665
Municipal securities	236,168	2	(34,956)	201,214
Collateralized debt obligations	2,141	-	(259)	1,882
Total securities available-for-sale	$371,026	$2	$(54,801)	$316,227
(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

The cost basis and estimated fair value of available-for-sale debt securities at March 31, 2026, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
March 31, 2026	Cost Basis	Estimated Fair Value
Due in one year or less	$-	$-
Due from one to five years	13,041	12,377
Due from five to ten years	44,261	38,631
Due over ten years	189,566	154,776

Collateralized mortgage obligations and residential mortgage-backed securities	120,947	101,902
Total	$367,815	$307,686
Sales of available-for-sale securities were as follows for the quarter ended:

Three Months Ended March 31
	2026	2025

Proceeds	$-	$-
Gross gains	-	-
Gross losses	-	-
Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2026	$(41,662)
Period change	(4,051)
Ending Balance, March 31, 2026	$(45,713)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Current period change	(160)
Ending balance, March 31, 2025	$(58,244)
Securities with market values of approximately $306.9 million and $315.5 million were pledged as of March 31, 2026 and December 31, 2025, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.

Securities with unrealized losses not recognized in income at March 31, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
March 31, 2026
U.S. government agency securities	$-	$-	$8,483	$(401)	$8,483	$(401)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	101,902	(19,045)	101,902	(19,045)	100.0%
Municipal securities	1,819	(55)	193,591	(40,381)	195,410	(40,436)	100.0%
Collateralized debt obligations	-	-	1,891	(247)	1,891	(247)	100.0%
Total	$1,819	$(55)	$305,867	$(60,074)	$307,686	$(60,129)	100.0%
Number of securities		3		367		370

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
December 31, 2025
U.S. government agency securities	$-	$-	$8,466	$(418)	$8,466	$(418)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	104,665	(19,168)	104,665	(19,168)	100.0%
Municipal securities	-	-	200,469	(34,956)	200,469	(34,956)	99.6%
Collateralized debt obligations	-	-	1,882	(259)	1,882	(259)	100.0%
Total	$-	$-	$315,482	$(54,801)	$315,482	$(54,801)	99.8%
Number of securities		-		369		369
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
Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.9 million at March 31, 2026 and a cost basis of $2.1 million and a fair value of $1.9 million at December 31, 2025, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.
Accrued interest receivable on AFS debt securities totaled $2.0 million at March 31, 2026, and $2.0 million at December 31, 2025. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.

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
Loans consist of the following as of March 31, 2026, and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loans secured by real estate:
Residential real estate	$445,097	$442,443
Home equity	53,855	53,497
Commercial real estate	564,613	555,594
Construction and land development	76,582	77,208
Multifamily	185,824	183,902
Total loans secured by real estate	1,325,971	1,312,644
Commercial business	94,160	99,304
Consumer	310	870
Manufactured homes	22,981	23,708
Government	9,998	12,298
Loans receivable	1,453,420	1,448,824
Add:
Net deferred loan origination costs	1,723	1,606
Loan clearing funds	(25)	(43)
Loans receivable, net of deferred fees and costs	$1,455,118	$1,450,387

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Nonaccrual Loans	Total Loans Receivable
March 31, 2026
Residential real estate	$7,792	$1,677	$-	$9,469	$428,831	$438,300	$6,797	$445,097
Home equity	326	-	-	326	52,768	53,094	761	53,855
Commercial real estate	10,520	3,032	-	13,552	548,827	562,379	2,234	564,613
Construction and land development	-	-	-	-	75,989	75,989	593	76,582
Multifamily	1,143	1,152	-	2,295	182,932	185,227	597	185,824
Commercial business	677	774	-	1,451	91,410	92,861	1,299	94,160
Consumer	-	-	-	-	310	310	-	310
Manufactured homes	299	-	-	299	22,592	22,891	90	22,981
Government	-	-	-	-	9,998	9,998	-	9,998
Total	$20,757	$6,635	$-	$27,392	$1,413,657	$1,441,049	$12,371	$1,453,420

December 31, 2025
Residential real estate	$4,991	$1,552	$-	$6,543	$429,968	$436,511	$5,932	$442,443
Home equity	324	-	-	324	52,363	52,687	810	53,497
Commercial real estate	4,106	3,905	-	8,011	546,022	554,033	1,561	555,594
Construction and land development	2,343	129	-	2,472	74,083	76,555	653	77,208
Multifamily	450	1,303	-	1,753	181,453	183,206	696	183,902
Commercial business	1,214	47	-	1,261	96,604	97,865	1,439	99,304
Consumer	-	-	-	-	870	870	-	870
Manufactured homes	241	28	-	269	23,368	23,637	71	23,708
Government	-	-	-	-	12,298	12,298	-	12,298
Total	$13,669	$6,964	$-	$20,633	$1,417,029	$1,437,662	$11,162	$1,448,824
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2026, and December 31, 2025, and gross charge-offs for the three months ended March 31, 2026, and for the year ended December 31, 2025.

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$81,826	$198,143	$135,564	$134,662	$263,157	$640,068	$-	$-	$1,453,420
Total current period gross charge-off	$(14)	$(5)	$-	$-	$-	$-	$-	$-	$(19)

Residential real estate
Pass (1-6)	$14,265	$14,750	$16,412	$24,044	$77,120	$285,217	$-	$-	$431,808

Special Mention (7)	-	-	-	618	2,859	3,015	-	-	6,492
Substandard (8)	-	296	107	712	1,970	3,712	-	-	6,797
Total	$14,265	$15,046	$16,519	$25,374	$81,949	$291,944	$-	$-	$445,097
Current period gross charge-off	-	(5)	-	-	-	-	-	-	(5)

Home equity
Pass (1-6)	$3,590	$11,003	$7,118	$7,148	$9,453	$14,481	$-	$-	$52,793
Special Mention (7)	-	-	-	6	50	245	-	-	301
Substandard (8)	-	-	43	277	41	400	-	-	761
Total	$3,590	$11,003	$7,161	$7,431	$9,544	$15,126	$-	$-	$53,855
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$27,660	$68,471	$77,907	$66,307	$108,871	$198,262	$-	$-	$547,478
Special Mention (7)	347	2,061	2,726	2,207	3,624	3,936	-	-	14,901
Substandard (8)	-	317	-	197	221	1,499	-	-	2,234
Total	$28,007	$70,849	$80,633	$68,711	$112,716	$203,697	$-	$-	$564,613
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$12,107	$43,234	$9,525	$8,653	$280	$131	$-	$-	$73,930
Special Mention (7)	486	-	-	-	-	-	-	-	486
Substandard (8)	-	-	-	936	-	1,230	-	-	2,166
Total	$12,593	$43,234	$9,525	$9,589	$280	$1,361	$-	$-	$76,582
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$8,974	$14,934	$6,901	$12,303	$44,169	$95,252	$-	$-	$182,533
Special Mention (7)	443	402	-	-	750	1,099	-	-	2,694
Substandard (8)	-	-	-	196	401	-	-	-	597
Total	$9,417	$15,336	$6,901	$12,499	$45,320	$96,351	$-	$-	$185,824
Current period gross charge-off	-	-	-	-	-		-	-	-

Commercial business
Pass (1-6)	$13,736	$36,974	$13,361	$9,147	$9,917	$6,255	$-	$-	$89,390
Special Mention (7)	99	1,314	60	958	825	215	-	-	3,471
Substandard (8)	-	-	174	894	30	201	-	-	1,299
Total	$13,835	$38,288	$13,595	$10,999	$10,772	$6,671	$-	$-	$94,160
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Consumer
Pass (1-6)	$119	$57	$50	$59	$15	$10	$-	$-	$310

Total	$119	$57	$50	$59	$15	$10	$-	$-	$310
Current period gross charge-off	(14)	-	-	-	-	-	-	-	(14)

Manufactured homes
Pass (1-6)	$-	$-	$-	$-	$1,717	$21,174	$-	$-	$22,891
Special Mention (7)	-	-	-	-	-	-	-	-	$-
Substandard (8)	-	-	-	-	-	90	-	-	90
Total	$-	$-	$-	$-	$1,717	$21,264	$-	$-	$22,981
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$-	$4,330	$1,180	$-	$844	$3,644	$-	$-	$9,998
Total	$-	$4,330	$1,180	$-	$844	$3,644	$-	$-	$9,998
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$132,738	$125,371	$125,504	$257,065	$260,859	$438,852	$106,883	$1,552	$1,448,824
Total current period gross charge-off	$(202)	$-	$(44)	$-	$(13)	$(496)	$-	$-	(755)

Residential real estate
Pass (1-6)	$12,570	$19,139	$26,559	$80,834	$93,636	$196,415	$2,477	$-	$431,630
Special Mention (7)	-	-	619	1,464	1,063	1,651	-	-	4,797
Substandard (8)	296	74	887	1,475	430	2,854	-	-	6,016
Total	$12,866	$19,213	$28,065	$83,773	$95,129	$200,920	$2,477	$-	$442,443
Current period gross charge-off	-	-	-	-	(13)	-	-	-	(13)

Home equity
Pass (1-6)	$766	$92	$41	$232	$49	$2,086	$47,926	$1,187	$52,379
Special Mention (7)	-	-	7	-	-	59	45	194	305
Substandard (8)	-	24	-	-	20	181	417	171	813
Total	$766	$116	$48	$232	$69	$2,326	$48,388	$1,552	$53,497
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$58,029	$65,768	$62,929	$111,515	$78,531	$160,344	$3,717	$-	$540,833
Special Mention (7)	25	410	2,214	2,865	3,403	4,283	-	-	13,200
Substandard (8)	-	-	208	221	-	1,132	-	-	1,561
Total	$58,054	$66,178	$65,351	$114,601	$81,934	$165,759	$3,717	$-	$555,594

Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$36,388	$19,226	$12,795	$2,288	$1,074	$753	$1,893	$-	$74,417
Special Mention (7)	-	-	-	129	428	-	-	-	557
Substandard (8)	-	-	939	60	1,235	-	-	-	2,234
Total	$36,388	$19,226	$13,734	$2,477	$2,737	$753	$1,893	$-	$77,208
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$12,249	$6,289	$11,215	$44,804	$64,357	$40,791	$644	$-	$180,349
Special Mention (7)	-	-	-	756	374	1,727	-	-	2,857
Substandard (8)	-	-	200	409	-	87	-	-	696
Total	$12,249	$6,289	$11,415	$45,969	$64,731	$42,605	$644	$-	$183,902
Current period gross charge-off	-	-	-	-	-	(201)	-	-	(201)

Commercial business
Pass (1-6)	$6,601	$11,813	$5,661	$7,121	$4,595	$10,980	$48,326	$-	$95,097
Special Mention (7)	299	61	260	62	18	737	1,331	-	2,768
Substandard (8)	-	87	898	34	124	189	107	-	1,439
Total	$6,900	$11,961	$6,819	$7,217	$4,737	$11,906	$49,764	$-	$99,304
Current period gross charge-off	(158)	-	(44)	-	-	(293)	-	-	(495)

Consumer
Pass (1-6)	$705	$58	$72	$19	$16	$-	$-	$-	$870
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$705	$58	$72	$19	$16	$-	$-	$-	$870
Current period gross charge-off	(44)	-	-	-	-	(2)	-	-	(46)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,733	$10,383	$11,493	$-	$-	$23,609
Special Mention (7)	-	-	-	-	-	28	-	-	28
Substandard (8)	-	-	-	-	46	25	-	-	71
Total	$-	$-	$-	$1,733	$10,429	$11,546	$-	$-	$23,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Total	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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
The following table shows the amortized cost basis of loans at March 31, 2026 and March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and March 31, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	Three Months Ended March 31, 2026
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$676	$1,402	$-	$-	0.47%

	Three Months Ended March 31, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$172	$-	$-	0.04%

There were no commitments to lend additional amounts to the borrowers included in the previous tables.
The borrowers with term extension have had their payments deferred which resulted in payment relief or maturity dates extended and as a result their monthly payments were reduced or had payments added to the end of the loan which resulted in payment relief.

	Three Months Ended March 31, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	3	8

	Three Months Ended March 31, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	7	0

The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	March 31, 2026
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$1,834	$-	$-	$-
Commercial real estate	-	389	-	-
Total	$1,834	$389	$-	$-

	March 31, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$644	$344	$125	$192
Total	$644	$344	$125	$192

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $1.1 million in loans involved in the foreclosure process at both March 31, 2026 and December 31, 2025. The Company had $89 thousand in other real estate owned as of both March 31, 2026 and December 31, 2025.
Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.4 million at March 31, 2026, compared to $3.6 million at December 31, 2025.

Accretable yield, or income recorded for the three months ended March 31, is as follows:

(Dollars in thousands)	Total
2025	$230
2026	183
Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$306
2027	291
2028	276
2029	242
2030	235
2031 and thereafter	1,977
Total	$3,327
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the PD/LGD methodology. In creating the CECL model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three months ended March 31, 2026, and 2025.

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2026:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$2,757	$(5)	$21	$263	$3,036
Home equity	688	-	-	(6)	682
Commercial real estate	9,152	-	-	(522)	8,630
Construction and land development	1,114	-	-	547	1,661
Multifamily	2,078	-	-	3	2,081
Commercial business	1,583	-	-	(518)	1,065
Consumer	2	(14)	1	12	1
Manufactured homes	116	-	-	9	125
Government	16	-	-	(12)	4
Total	$17,506	$(19)	$22	$(224)	$17,285
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended March 31, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$16	$(2,055)	$2,442
Home equity	835	-	-	(213)	622
Commercial real estate	6,444	-	4	3,209	9,657
Construction and land development	2,651	-	-	(1,007)	1,644
Multifamily	1,003	(46)	10	1,225	2,192
Commercial business	1,185	(61)	55	55	1,234
Consumer	5	(12)	1	9	3
Manufactured homes	252	-	-	(123)	129
Government	55	-	-	(23)	32
Total	$16,911	$(119)	$86	$1,077	$17,955

A loan is individually evaluated for expected credit losses when, based on current information and events, it is probable that a borrower will be unable to pay all amounts due according to the contractual terms of the loan agreement or will require close monitoring due to one or more factors which could lead to credit quality deterioration.
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
Collateral dependent loans that do not share similar risk characteristics with other loans are individually evaluated under ASC 326. Other collateral dependent loans that continue to share similar risk characteristics with the applicable portfolio segment remain included in the collectively evaluated allowance for credit losses.

The table below presents the amortized cost basis of collateral dependent loans, including loans evaluated individually and collectively, and the related ACL allocation, where applicable, in accordance with ASC 326.

(Dollars in thousands)	March 31, 2026
	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$6,797	$-	$-	$-	$6,797	$-
Home equity	761	-	-	-	761	-
Commercial real estate	2,234	-	-	-	2,234	-
Construction and land development	593	-	-	-	593	-
Multifamily	597	-	-	-	597	-
Commercial business	-	1,126	137	36	1,299	-
Manufactured homes	90	-	-	-	90	-
Total	$11,072	$1,126	$137	$36	$12,371	$-

(Dollars in thousands)	December 31, 2025

	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL Allocation
Residential real estate	$2,185	$-	$-	$-	$2,185	$39
Home equity	4	-	-	-	4	-
Commercial real estate	1,561	-	-	-	1,561	86
Construction and land development	2,234	-	-	-	2,234	-
Multifamily	696	-	-	-	696	-
Commercial business	-	1,267	130	42	1,439	138
Total	$6,680	$1,267	$130	$42	$8,119	$263

A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.3 million and $2.4 million as of March 31, 2026, and December 31, 2025, respectively, and is included in net deferred loan origination cost.

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of March 31, 2026	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$-	$6,797	$6,797	$-
Home equity	-	761	761	-
Commercial real estate	1,432	802	2,234	-
Construction and land development	593	-	593	-
Multifamily	402	195	597	-
Commercial business	945	354	1,299	-
Manufactured homes	-	90	90	-
Total	$3,372	$8,999	$12,371	$-

As of December 31, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,873	$4,059	$5,932	$-
Home equity	-	810	810	-
Commercial real estate	1,158	403	1,561	-
Construction and land development	653	-	653	-
Multifamily	696	-	696	-
Commercial business	391	1,048	1,439	-
Manufactured homes	-	71	71	-
Total	$4,771	$6,391	$11,162	$-
Accrued interest receivable on loans totaled $5.6 million on March 31, 2026, as compared to $5.7 million on December 31, 2025, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.
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

(Dollars in thousands)	Three months ended, March 31, 2026	Three months ended, March 31, 2025
Balance, beginning of period	$1,752	$2,739
Provision for (benefit from) unfunded loan commitments	279	(623)
Balance, end of period	$2,031	$2,116

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2026	2025
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance March 31,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.1 million and $1.2 million as of March 31, 2026, and December 31, 2025, respectively. The table below summarizes the intangibles amortization:
The amortization recorded for the quarter ended March 31, is as follows:

(Dollars in thousands)	Total
2025	$225
2026	$96

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$265
2027	294
2028	228
2029	162
2030	97
Thereafter	30
Total	$1,076
Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Checking	$587,575	$592,214
Savings	253,408	254,055
Money market	389,274	381,111
Certificates of deposit	488,814	499,591
Total deposits	$1,719,071	$1,726,971
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $108.3 million at March 31, 2026 and $104.5 million at December 31, 2025.
At March 31, 2026, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2026	437,562
2027	47,434
2028	2,965
2029	753
Thereafter	100
Total	$488,814
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
Note 9 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2026 and 2025, are as follows:

	Three months ended March 31,
(dollars in thousands except per share data)	2026	2025
Basic earnings per common share:
Net income as reported	$2,242	$455
Weighted average common shares outstanding—basic	4,276,530	4,266,976
Basic earnings per common share	$0.52	$0.11

Diluted earnings per common share:
Net income as reported	$2,242	$455
Weighted average common shares outstanding	4,276,530	4,266,976
Add: Dilutive effect of unvested restricted stock awards	25,676	17,520
Weighted average common shares outstanding—diluted	4,302,206	4,284,496
Diluted earnings per common share	$0.52	$0.11
Note 10 - Stock Based Compensation
The Company replaced its expired 2015 Stock Option and Incentive Plan with a new equity incentive plan named the Finward Bancorp 2025 Omnibus Equity Incentive Plan (the “Plan”), which was adopted by the Company’s Board of Directors on March 21, 2025, and approved by the Company’s shareholders on May 22, 2025. The maximum number of shares of common stock cumulatively available for issuance under the Plan is 270,727 shares. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock units, performance shares, stock appreciation rights, or any combination thereof, as provided in the Plan. Unvested awards granted under the prior plan will continue to be governed by the terms of the award agreements entered into with the participants under the prior plan. Shares of common stock underlying awards granted under the prior plan that expire, terminate, or are canceled or forfeited under the terms of the prior plan will be available for issuance under the new plan.

As required by the Stock Compensation Topic, companies are required to record compensation cost for stock options and awards provided to employees in return for employment service. For the three months ended March 31, 2026, stock based compensation expense of $126 thousand was recorded, compared to $98 thousand for the three months ended March 31, 2025. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $640 thousand with a weighted average life of 1.7 years.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest one year after the grant date for independent directors and three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. A summary of restricted stock activity under the Company’s Plan described above for the three months ended March 31, 2026, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	45,336	$36.36
Granted	5,367	37.83
Vested	(6,025)	38.79
Forfeited	(120)	29.79
Non-vested at March 31, 2026	44,558	$36.23
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

The following table shows the amounts of non-hedging derivative financial instruments:

March 31, 2026
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$99,145	Other assets	$3,445	Other liabilities	$3,445
Interest rate lock commitments	1,820	Other assets	31	N/A	-
Total	$100,965		$3,476		$3,445

December 31, 2025
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$96,275	Other assets	$3,641	Other liabilities	$3,641
Interest rate lock commitments	2,939	Other assets	50	N/A	-
Total	$99,214		$3,691		$3,641
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income Classification	2026	2025
Interest rate swap contracts	Fees and service charges	$81	$(30)
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(19)	(35)
Total		$62	$(65)

The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Interest rate swap contracts	$3,445	$-	$3,445	$-	$2,510	$935
Interest rate lock commitments	31	-	31	-	-	31
Total	$3,476	$-	$3,476	$-	$2,510	$966

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$1,900	$1,741
Interest rate lock commitments	50	-	50	-	-	50
Total	$3,691	$-	$3,691	$-	$1,900	$1,791
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2026
Interest rate swap contracts	$3,445	$-	$3,445	$-	$-	$3,445

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$-	$3,641
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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at March 31, 2026 and December 31, 2025.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At March 31, 2026 and December 31, 2025, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At March 31, 2026 and December 31, 2025, the collateralized debt obligations with a cost basis of $2.1 million and $2.1 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in nonaccrual status until the quarterly interest payments resume.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2026 and the year ended December 31, 2025. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the three months ended March 31, 2026 and all of 2025. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2026 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,445	$-	$3,445	$-
Interest rate lock commitments	31	-	31	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,483	-	8,483	-
Collateralized mortgage obligations and residential mortgage-backed securities	101,902	-	101,902	-
Municipal securities	195,410	-	195,410	-
Collateralized debt obligations	1,891	-	-	1,891
Total securities available-for-sale	$307,686	$-	$305,795	$1,891

Liabilities:
Interest rate swap contracts	$3,445	$-	$3,445	$-

		Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,641	$-	$3,641	$-
Interest rate lock commitments	50	-	50	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,466	-	8,466	-
Collateralized mortgage obligations and residential mortgage-backed securities	104,655	-	104,655	-
Municipal securities	201,214	-	201,214	-
Collateralized debt obligations	1,882	-	-	1,882
Total securities available-for-sale	$316,217	$-	$314,335	$1,882

Liabilities:
Interest rate swap contracts	$3,641	$-	$3,641	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2026	$1,882
Principal payments	(4)
Total unrealized gains, included in other comprehensive income (loss)	13
Ending balance, March 31, 2026	$1,891

Beginning balance, January 1, 2025	$1,419
Principal payments	(4)
Total unrealized gains, included in other comprehensive income (loss)	215
Ending balance, March 31, 2025	$1,630

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Collateral dependent loans are carried the fair value of the underlying collateral, based on the most recent independent appraisals or evaluations, adjusted for current market conditions and property-specific factors. These measurements are classified as Level 3 due to the use of significant unobservable inputs. Other real estate owned are measured at fair value less costs to sell and are classified as Level 3. No valuation adjustments or write-offs related to the collateral dependent loans or other real estate owned were recorded during the three months ended March 31, 2026.
Assets measured at fair value on a non-recurring basis are summarized below. The table includes only those assets for which fair value adjustments were recorded during the period presented.

		Fair Value Measurements at December 31, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,535	$-	$-	$6,535
Other real estate owned	$89	$-	$-	$89
Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,891	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 11.2%	9.6%

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,882	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 11.2%	9.6%
Collateral dependent loans	$6,535	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 80%	8.6%
Other real estate(1)	$89	Fair Value of Collateral	Discount for type of property and current market conditions	—%	—%

(1) At March 31, 2026 and December 31, 2025, there was only one property, so no range or weighted-average range is reported.

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	March 31, 2026		Estimated Fair Value Measurements at March 31, 2026 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$118,755	$118,755	$118,755	$-	$-
Loans receivable, net	1,437,833	1,395,102	-	-	1,395,102
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,700	7,700	-	7,700	-

Financial liabilities:
Non-interest bearing deposits	278,705	278,705	278,705	-	-
Interest bearing deposits	1,440,366	1,439,105	951,552	487,553	-
Federal funds purchased and repurchase agreements	40,815	40,732	38,686	2,046	-
Borrowed funds	50,000	49,723	-	49,723	-
Accrued interest payable	945	945	-	945	-

	December 31, 2025		Estimated Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$119,647	$119,647	$119,647	$-	$-
Loans held-for-sale	1,096	1,124	-	1,124	-
Loans receivable, net	1,432,881	1,403,061	-	-	1,403,061
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,781	7,781	-	7,781	-

Financial liabilities:
Non-interest bearing deposits	267,441	267,441	267,441	-	-
Interest bearing deposits	1,459,530	1,458,116	959,939	498,177	-
Repurchase agreements	39,703	39,671	37,717	1,954	-
Borrowed funds	45,000	44,921	-	44,921	-
Accrued interest payable	958	958	-	958	-
The following methods were used to estimate the fair value of financial instruments presented in the preceding table at March 31, 2026 and December 31, 2025:
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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of quarter or more, are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Federal funds purchased carrying value is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 13 - Borrowings
At March 31, 2026, and December 31, 2025, borrowed funds are summarized below:

	(Dollars in thousands)
	March 31, 2026	December 31, 2025
FHLB Variable rate advance with outstanding rate of 3.79%, maturing June 24, 2026	15,000	-
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	10,000	10,000
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	10,000
Total	$50,000	$45,000
(1) FHLB retains putable option to call these advances after a period of time.

At March 31, 2026, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2026	$15,000
2027	-
2028	10,000
2029	25,000
2030	-
2031	-
Total	$50,000
The Company has available liquidity of $757 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance at March 31, 2026, or as of December 31, 2025. The Company did not have other borrowings at March 31, 2026, or as of December 31, 2025.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Three Months Ended March 31,
	2026	2025

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	$404	$397

Weighted-average remaining lease terms (in years) - operating leases	13	14

Weighted-average discount rate - operating leases	7.64%	7.66%

Variable lease payments	$70	$70

Operating lease costs	481	481

Total lease costs (1)	$551	$551
(1) Included in occupancy and equipment costs on the condensed consolidated statements of income
The following table represents the maturity of the Company's operating lease liabilities as of March 31, 2026:

(Dollars in thousands)
Maturity Analysis
Remainder 2026	$1,221
2027	1,657
2028	1,692
2029	1,679
2030	1,688
2031	1,722
Thereafter	13,388
Total	23,047
Less: Present value discount	(8,643)
Lease liability	$14,404

At March 31, 2026, operating lease right of use assets were $14.9 million and are included in premises and equipment on the consolidated balance sheet. Operating lease liabilities of $14.4 million were included in other liabilities on the consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
Finward Bancorp is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank, an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of March 31, 2026 and December 31, 2025, and the results of operations for the three months ending March 31, 2026 and March 31, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the condensed consolidated financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
At March 31, 2026, the Company had total assets of $2.0 billion, loans receivable, net of deferred fees and costs, of $1.4 billion and total deposits of $1.7 billion. Stockholders' equity totaled $172.4 million or 8.6% of total assets, with a book value per share of $39.81. Net income for the three months ended March 31, 2026, was $2.2 million, or $0.52 earnings per diluted common share. For the three months ended March 31, 2026, the ROA was 0.44%, while the ROE was 5.00%.
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
Management does not expect the actions called for by the MOU to have a substantial impact on the Company’s or the Bank’s ongoing day-to-day operations, although they may have the effect of limiting or delaying the Bancorp’s or the Bank’s ability or plans to expand and engage in business acquisitions.

Financial Condition
General
During the three months ended March 31, 2026, total assets decreased by $6.0 million (0.30%), with interest-earning assets decreasing by $2.2 million (0.12%). At both March 31, 2026 and December 31, 2025, interest-earning assets totaled $1.9 billion. Earning assets represented 92.9% of total assets at March 31, 2026 and 92.7% December 31, 2025.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.46 billion at March 31, 2026 and $1.45 billion at December 31, 2025. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Company’s end-of-period loan balances were as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$445,097	30.6%	$442,443	30.5%
Home equity	53,855	3.7%	53,497	3.7%
Commercial real estate	564,613	38.8%	555,594	38.3%
Construction and land development	76,582	5.3%	77,208	5.3%
Multifamily	185,824	12.8%	183,902	12.7%
Commercial business	94,160	6.5%	99,304	6.9%
Consumer	310	0.0%	870	0.1%
Manufactured homes	22,981	1.6%	23,708	1.6%
Government	9,998	0.7%	12,298	0.9%
Loans receivable	1,453,420	100.0%	1,448,824	100.0%
Plus:
Net deferred loans origination costs	1,723		1,606
Loan clearing funds	(25)		(43)
Loans receivable, net of deferred fees and costs	$1,455,118		$1,450,387

Adjustable rate loans / loans receivable	$817,446	56.2%	$811,901	56.0%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $564.6 million as of March 31, 2026, compared to $555.6 million as of December 31, 2025. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 38.8% of the total loan portfolio at March 31, 2026 and 38.3% at December 31, 2025. A further breakdown of the composition of the commercial real estate loan portfolio as of March 31, 2026 and December 31, 2025 is shown in the table below:

Commercial Real Estate (CRE)	March 31, 2026			December 31, 2025
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE OO
Food services & drinking places	65	$35,602	2.4%	65	$35,961	2.5%
Ambulatory health care services	32	32,326	2.2%	32	31,262	2.2%
Gasoline stations and fuel dealers	32	29,803	2.1%	31	29,848	2.1%
Repair and maintenance	35	17,957	1.2%	37	18,333	1.3%
Specialty trade contractors	34	16,051	1.1%	32	15,571	1.1%
Motor vehicles and parts dealers	19	11,006	0.8%	17	6,319	0.4%
Merchant wholesalers, durable goods	11	10,719	0.7%	12	10,888	0.8%
Personal and laundry services	36	12,049	0.8%	33	10,248	0.7%
Professional, scientific, and technical services	23	9,334	0.6%	22	8,680	0.6%
Other	178	86,894	6.1%	191	86,344	5.7%
CRE OO	465	261,741	18.0%	472	253,454	17.4%

CRE NOO
Retail centers - lessors	166	$143,339	9.9%	165	$138,425	9.5%
Industrial properties - lessors	68	51,514	3.5%	65	49,502	3.4%
Office properties - lessors	61	41,575	2.9%	62	42,139	2.9%
Hotels	16	39,517	2.7%	16	40,047	2.8%
Special use - lessors	9	10,360	0.7%	10	10,501	0.7%
Mini Warehouses - lessors	19	8,190	0.6%	19	8,310	0.6%
Big box retail - lessors	2	7,753	0.5%	2	7,845	0.5%
Other	5	624	—%	9	5,371	0.4%
Total CRE NOO	346	$302,872	20.8%	348	$302,140	20.9%

Total CRE OO & NOO	811	$564,613	38.8%	820	$555,594	38.3%

Total Gross Loans		$1,453,420			$1,448,824
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

The following table sets forth certain information at March 31, 2026, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$9,386	$20,515	$78,180	$337,016	$445,097
Home equity	2,016	314	9,846	41,679	53,855
Commercial real estate	41,935	149,872	372,277	529	564,613
Construction and land development	28,451	7,574	35,341	5,216	76,582
Multifamily	30,535	50,141	105,148	-	185,824
Commercial business	41,385	36,646	16,106	23	94,160
Consumer	10	300	-	-	310
Manufactured homes	1	205	11,624	11,151	22,981
Government	2,422	6,587	989	-	9,998
Total loans receivable	$156,141	$272,154	$629,511	$395,614	$1,453,420
The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the three months ended March 31, 2026, the Company originated $9.4 million in new fixed rate mortgage loans for sale, compared to $9.6 million during the quarter ended March 31, 2025. Net gains realized from the mortgage loan sales totaled $257 thousand for the three months ended March 31, 2026, compared to $230 thousand for the quarter ended March 31, 2025. At March 31, 2026, the Company had no loans that were classified as held for sale, compared to $1.1 million at December 31, 2025.
Asset Quality
Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on nonaccrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received.
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2026	December 31, 2025
Residential real estate	$6,797	$5,932
Home equity	761	810
Commercial real estate	2,234	1,561
Construction and land development	593	653
Multifamily	597	696
Commercial business	1,299	1,439
Manufactured homes	90	71
Total	$12,371	$11,162
Non-performing loans to total loans	0.85%	0.77%
Non-performing loans to total assets	0.61%	0.55%

Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at March 31, 2026 or December 31, 2025.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2026	December 31, 2025
Residential real estate	$6,797	$6,016
Home equity	761	813
Commercial real estate	2,234	1,561
Construction and land development	2,166	2,234
Multifamily	597	696
Commercial business	1,299	1,439
Manufactured homes	90	71
Total	$13,944	$12,830
In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	March 31, 2026	December 31, 2025
Residential real estate	$6,492	$4,797
Home equity	301	305
Commercial real estate	14,901	13,200
Construction and land development	486	557
Multifamily	2,694	2,857
Commercial business	3,471	2,768
Manufactured homes	-	28
Total	$28,345	$24,512
At March 31, 2026, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or nonaccrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.
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

The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Three Months Ended March 31,
Loan Segment	2026	2025
Residential real estate	$263	$(2,055)
Home equity	(6)	(213)
Commercial real estate	(522)	3,209
Construction and land development	547	(1,007)
Multifamily	3	1,225
Commercial business	(518)	55
Consumer	12	9
Manufactured homes	9	(123)
Government	(12)	(23)
Total	$(224)	$1,077
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Three Months Ended March 31, 2026
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(5)	$21	$16
Consumer	(14)	1	(13)
Total	$(19)	$22	$3

(Dollars in thousands)	Three Months Ended March 31, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$16	$16
Commercial real estate	-	4	4
Multifamily	(46)	10	(36)
Commercial business	(61)	55	(6)
Consumer	(12)	1	(11)
Total	$(119)	$86	$(33)
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Allowance for credit losses	$17,285	$17,506
Total loans	$1,455,118	$1,450,387
Non-performing loans	$12,371	$11,162
ACL-to-total loans	1.19%	1.21%
ACL-to-non-performing loans (coverage ratio)	139.7%	156.8%

Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government agency securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $307.7 million at March 31, 2026, compared to $316.2 million at December 31, 2025, a decrease of $8.5 million (2.7%). The decrease in securities available for sale from year end, was primarily due to an increase in the negative fair value adjustment to the portfolio. The yield on the securities portfolio was 2.22% for the three months ended March 31, 2026 and 2.38% for the quarter ended March 31, 2025. Management did not execute any securities sale transactions during the quarter. At March 31, 2026, the securities portfolio represented 16.4% of interest-earning assets and 15.3% of total assets compared to 16.9% of interest-earning assets and 15.6% of total assets at December 31, 2025.
The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government agency securities	$8,483	2.8%	$8,466	2.7%
Collateralized mortgage obligations and residential mortgage-backed securities	101,902	33.1%	104,665	33.1%
Municipal securities	195,410	63.5%	201,214	63.6%
Collateralized debt obligations	1,891	0.6%	1,882	0.6%
Total securities available-for-sale	$307,686	100.0%	$316,227	100.0%

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Interest bearing deposits in other financial institutions	$102,997	$101,382	$1,615	1.6%
Federal Home Loan Bank stock	6,547	6,547	-	-
The increase in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.
The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at March 31, 2026, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).
The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities	$-	—%	$8,483	1.00%	$-	—%	$-	—%	$8,483
Collateralized mortgage obligations and residential mortgage-backed securities	-	—%	-	—%	-	—%	101,902	1.54%	101,902
Municipal securities	-	—%	3,894	2.45%	38,631	2.93%	152,885	2.98%	195,410
Collateralized debt obligations	-	—%	-	—%	-	—%	1,891	3.31%	1,891
Totals	$-	—%	$12,377	1.46%	$38,631	2.93%	$256,678	2.41%	$307,686

Deposits
Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Checking	$587,575	$592,214	$(4,639)	(0.8%)
Savings	253,408	254,055	(647)	(0.3%)
Money market	389,274	381,111	8,163	2.1%
Certificates of deposit	488,814	499,591	(10,777)	(2.2%)
Total deposits	$1,719,071	$1,726,971	$(7,900)	(0.5%)
As of March 31, 2026, deposits totaled $1.72 billion, a decrease of $7.9 million or 0.5% compared to December 31, 2025. Core deposits totaled $1.2 billion at both March 31, 2026 and December 31, 2025. Core deposits include checking, savings, and money market accounts and represented 71.6% of the Company’s total deposits at March 31, 2026. On March 31, 2026, balances for certificates of deposit totaled $488.8 million, compared to $499.6 million on December 31, 2025, a decrease of $10.8 million or 2.2%. The decrease in deposits is primarily related to cyclical flows and continued planned adjustments to deposit pricing.
Checking account balances decreased $4.6 million and interest bearing savings account balances decreased $0.6 million from year end primarily due to decreases in personal statement savings account balances. Money market account balances increased by $8.2 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $10.8 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 16.2% of total deposits at March 31, 2026 and 15.5% of total deposits at December 31, 2025. Interest bearing demand accounts, including money market and savings accounts, comprised 55.6% of total deposits at both March 31, 2026 and December 31, 2025. Time accounts as a percentage of total deposits were 28.4% at March 31, 2026 and 28.9% at December 31, 2025.
The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Three Months Ended March 31,
	2026		2025
	Amount	Rate %	Amount	Rate %
Non-interest bearing demand deposits	270,626	-%	$279,013	-%
Interest bearing demand deposits	318,069	0.62%	314,545	0.74%
MMDA accounts	383,866	2.75%	340,740	2.95%
Savings accounts	253,792	0.05%	274,684	0.05%
Certificates of deposit	492,267	3.09%	551,408	3.57%
Total deposits	$1,718,620	1.62%	$1,760,390	1.83%
Deposit rates decreased in the three months ended March 31, 2026 compared to same periods in 2025, primarily driven by a decrease in short-term market interest rates.

Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Federal funds purchased and repurchase agreements	$40,815	$39,703	$1,112	2.8%
Borrowed funds	50,000	45,000	5,000	11.1%
Total borrowed funds	$90,815	$84,703	$6,112	7.2%
Borrowings, federal funds purchased, and repurchase agreements totaled $90.8 million at March 31, 2026 compared to $84.7 million at December 31, 2025, a decrease of $6.1 million or 7.2%. The increase in borrowings from December 31, 2025, was the result of new FHLB advances and additional repurchase agreement activity. As of March 31, 2026, 72% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of March 31, 2026, the Company had available liquidity of $555.0 million including borrowing capacity from the FHLB and Federal Reserve facilities.
Other assets totaled $35.1 million at March 31, 2026, compared to $34.9 million at December 31, 2025. The increase in other assets is primarily related an increase in the deferred tax asset. Accrued expenses and other liabilities totaled $32.9 million at March 31, 2026, compared to $34.8 million at December 31, 2025. The decrease in accrued expenses and other liabilities is primarily the result of decreased ACH prefunding balances.
Market Risk and Interest Rate Sensitivity
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of March 31, 2026, the Company has identified interest rate risk as our primary source of market risk.
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
The Company’s Board of Directors establishes broad policy limits with respect to interest rate risk. As part of this policy, ALCO establishes specific operating guidelines within the parameters of the Board of Director’s policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.
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
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE at Risk based on our balance sheet as of March 31, 2026 (dollars in millions):

Interest Rate Scenario	EVE at Risk	Percent Change	Net interest income	Percent Change
+400 Bps	$253	-29.3%	$63.7	-0.4%
+300 Bps	$294	-17.7%	$64.6	1.1%
+200 Bps	$332	-7.4%	$65.1	1.7%
+100 Bps	$352	-1.7%	$64.6	1.0%
No change	$358	0.0%	$63.9	0.0%
-100 Bps	$348	-2.8%	$63.6	-0.6%
-200 Bps	$327	-8.6%	$63.9	-0.1%
-300 Bps	$295	-17.6%	$64.3	0.5%
-400 Bps	$252	-29.5%	$64.7	1.2%

If interest rates across the yield curve were to uniformly decrease or increase up to 400 basis points, this analysis suggests the Bank maybe positioned for relatively neutral to modestly negative or positive changes in net interest income over the next twelve months.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At March 31, 2026, we had five outstanding advances totaling $50 million and the ability to borrow up to $269.5 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At March 31, 2026, we had no outstanding balance from the Federal Reserve Bank of Chicago. At March 31, 2026, cash and cash equivalents were $118.8 million and secured borrowing capacity at the Federal Reserve Bank totaled $244.5 million, providing total additional liquidity sources of $555.0 million (excluding brokered deposit capacity).
The following table shows the Company’s sources of liquidity as of March 31, 2026 and December 31, 2025:

	Sources of Liquidity
	As of March 31, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$50,000	$269,493	$45,000	$380,737
Fed Discount Window	-	244,521	-	252,205
Fed Funds Lines	642	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$50,642	$555,014	$45,000	$673,942
During the three months ended March 31, 2026, cash and cash equivalents decreased by $0.9 million compared to a $1.7 million increase for the quarter ended March 31, 2025. The primary sources of cash and cash equivalents were sales of loans originated for sale and the proceeds from borrowings. The primary uses of cash and cash equivalents were loan originations and the purchase of loans. Cash provided by operating activities totaled $3.6 million for the three months ended March 31, 2026, compared to cash used of $3.8 million for the quarter ended March 31, 2025. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale. Cash used in investing activities totaled $2.2 million for the current period, compared to cash provided by investing activities of $19.7 million for the quarter ended March 31, 2025. Cash used in investing activities for the current three-month period was primarily related to the purchase of loans. Cash used in financing activities totaled $2.4 million during the current period compared to net cash used in financing activities of $14.1 million for the quarter ended March 31, 2025. The net cash used in financing activities was primarily the result of net change in deposits offset by the proceeds from borrowed funds. On a cash basis, the Company paid dividends on common stock of $520 thousand for the three months ended March 31, 2026, and $518 thousand for the quarter ended March 31, 2025.
At March 31, 2026, outstanding commitments to fund loans totaled $267.9 million. Approximately 59.9% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $15.0 million at March 31, 2026. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the three months ended March 31, 2026, stockholders' equity decreased by $2.3 million 1.3%. During the three months ended March 31, 2026, stockholders’ equity was primarily decreased by net income of $2.2 million and offset by other comprehensive income as the result of market value changes within the securities portfolio of $4.1 million and dividends declared of $520 thousand. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first three months of 2026 or 2025. During 2025, 6,025 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the condensed consolidated financial statements, of which 1,508 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
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

During the three months ended March 31, 2026, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.1 million. These investments currently have ratings that are below investment grade. As a result, approximately $1.9 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.
In addition, the following table shows that, at March 31, 2026 and December 31, 2025, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$188,162	12.03%	$70,362	4.50%	$101,634	6.50%
Tier 1 capital to risk-weighted assets	$188,162	12.03%	$93,816	6.00%	$125,088	8.00%
Total capital to risk-weighted assets	$207,478	13.27%	$125,088	8.00%	$156,360	10.00%
Tier 1 leverage ratio	$188,162	9.24%	$81,448	4.00%	$101,810	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%
The Company’s ability to pay dividends to its shareholders is largely dependent upon the Bank’s ability to pay dividends to the Company. Under Indiana law, the Bank may pay dividends from its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income,” means net income as calculated for call report purposes, less all dividends declared for the applicable period. An exemption from DFI approval would require that the Bank have been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; the proposed dividend would not result in a Tier 1 leverage ratio below 7.5%; and that the Bank not be subject to any corrective action, supervisory order, supervisory agreement, or board approved operating agreement. In addition, under the terms of the MOU, the Bank must seek regulatory approval prior to paying cash dividends. See “– Summary” above. Moreover, the FDIC and the Federal Reserve Board may prohibit the payment of dividends if it determines that the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Assuming receipt of regulatory approval for all cash dividends declared by the Bank under the terms of the MOU, the aggregate amount of dividends that the Bank is eligible to declare in 2026, without the need for qualifying for a further exemption or prior DFI approval under the terms of Indiana law described above, is its 2026 net income. On March 2, 2026, the Board of Directors of the Company declared the most recent quarterly dividend of $0.12 per share. The Company’s quarterly dividend was paid to shareholders on March 31, 2026 to shareholders of record on March 16, 2026.

Results of Operations - Comparison of the Three Months Ended March 31, 2026 to March 31, 2025
For the three months ended March 31, 2026, the Company reported net income of $2.2 million, an increase of $1.8 million (392.7%) compared to $455 thousand for the quarter ended March 31, 2025. For the three months ended March 31, 2026, the ROA was 0.44%, compared to 0.09% for the quarter ended March 31, 2025. The ROE was 5.00% for the three months ended March 31, 2026, compared to 1.17% for the quarter ended March 31, 2025.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	March 31, 2026			March 31, 2025
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$96,250	949	3.94%	$53,553	$541	4.04%
Federal funds sold	1,523	11	2.89%	1,375	12	3.49%
Securities available-for-sale	318,670	1,771	2.22%	336,060	1,997	2.38%
Loans receivable	1,445,921	19,871	5.50%	1,498,312	19,655	5.25%
Federal Home Loan Bank stock	6,547	119	7.27%	6,547	136	8.31%
Total interest earning assets	1,868,911	22,721	4.86%	1,895,847	$22,341	4.71%
Cash and non-interest bearing deposits in other financial institutions	21,331			27,919
Allowance for credit losses	(17,608)			(16,946)
Other non-interest bearing assets	143,452			153,148
Total assets	$2,016,086			$2,059,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,447,994	6,959	1.92%	$1,481,377	$8,045	2.17%
Federal funds purchased and repurchase agreements	38,113	272	2.85%	41,631	348	3.34%
Borrowed funds	45,334	419	3.70%	61,613	635	4.12%
Total interest bearing liabilities	1,531,441	7,650	2.00%	1,584,621	$9,028	2.28%
Non-interest bearing deposits	270,626			279,013
Other non-interest bearing liabilities	34,588			40,923
Total liabilities	1,836,655			1,904,557
Total stockholders' equity	179,431			155,411
Total liabilities and stockholders' equity	$2,016,086			$2,059,968
Net interest income		15,071			$13,313

Return on average assets	0.44%			0.09%
Return on average equity	5.00%			1.17%
Net interest margin (average earning assets)	3.23%			2.81%
Net interest margin (average earning assets) - tax equivalent	3.35%			2.95%
Net interest spread	2.86%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities	1.22x			1.20x
Net interest income for the three months ended March 31, 2026, was $15.1 million, an increase of $1.8 million (13.2%), compared to $13.3 million for the quarter ended March 31, 2025. The weighted-average yield on interest-earning assets was 4.86% for the three months ended March 31, 2026 compared to 4.71% for the quarter ended March 31, 2025. The weighted-average cost of interest-bearing liabilities for the three months ended March 31, 2026, was 2.00% compared to 2.28% for the quarter ended March 31, 2025. The impact of the 4.86% return on interest-earning assets and the 2.00% cost of interest-bearing liabilities resulted in an interest rate spread of 2.86% for the three months ended March 31, 2026, an increase from the 2.43% spread for the quarter ended March 31, 2025. The Company’s net interest margin on a tax-equivalent basis was 3.35% for the three months ended March 31, 2026, compared to 2.95% for the quarter ended March 31, 2025. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Calculation of net interest margin, tax-equivalent basis
Net interest income	$15,071	$13,313
Tax-equivalent adjustment on securities and loans	582	670
Net interest income (tax-equivalent basis)	$15,653	$13,983
Total average earning assets	$1,868,911	$1,895,847
Net interest margin (tax-equivalent basis)	3.35%	2.95%
The increased net interest income and net interest margin for the three months ended March 31, 2026, was primarily the result of reduced deposit and borrowing costs.
The following table shows the change in non-interest income for the three months ended March 31, 2026, and March 31, 2025.

(Dollars in thousands)	Three Months Ended March 31,		3/31/2026 vs. 3/31/2025
	2026	2025	$ Change	% Change
Non-interest income:
Fees and service charges	$1,295	$1,109	$186	16.8%
Wealth management operations	661	619	42	6.8%
Gain (loss) on tax credit investment	-	67	(67)	(100.0)%
Gain (loss) on sale of loans held-for-sale, net	257	230	27	11.7%
Bank owned life insurance	201	198	3	1.5%
Other	3	6	(3)	(50.0)%
Total non-interest income	$2,417	$2,229	$188	8.4%
The increase in non-interest income was primarily due to an increase in fees and service charges.

The following table shows the change in non-interest expense for the three months ended March 31, 2026, and March 31, 2025.

(Dollars in thousands)	Three Months Ended March 31,		3/31/2026 vs. 3/31/2025
	2026	2025	$ Change	% Change
Non-interest expense:
Compensation and benefits	$7,591	$7,372	$219	3.0%
Occupancy and equipment	1,991	2,111	(120)	(5.7)%
Data processing	1,105	1,039	66	6.4%
Marketing	587	86	501	582.6%
Federal deposit insurance premiums	381	433	(52)	(12.0)%
Professional and outside services	1,169	1,260	(91)	(7.2)%
Technology	508	454	54	11.9%
Other	1,436	1,717	(281)	(16.4)%
Total non-interest expense	$14,768	$14,472	$296	2.0%
Increases in non-interest expenses during the three months ended March 31, 2026, were primarily attributable to planned increases in marketing expenses, due to seasonal promotion and planned business generation purposes, as well as compensation and benefit expense driven by annual merit-based increases.
The provision for income taxes was $423 thousand for the three months ended March 31, 2026 as compared to the provision of $161 thousand for the quarter ended March 31, 2025. The effective tax rate was 15.9% for the three months ended March 31, 2026, as compared to 26.1% for the quarter ended March 31, 2025. The Company’s year-to-date effective tax rate for the three months ended March 31, 2026, decreased primarily due to lower levels of core income experienced during the three months ended March 31, 2025.
Critical Accounting Policies
The notes to the condensed consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10–K for 2025 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.
Forward-Looking Statements
Statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are also intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. The Company cautions readers that forward-looking statements, including without limitation those relating to the Company’s future business prospects, merger and acquisition activities, interest income and expense, net income, liquidity, and capital needs are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to, among other things, factors identified in this report, including those identified in the Company’s 2025 Form 10-K.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of March 31, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
Not Applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended March 31, 2026 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2026 –January 31, 2026	-	N/A	-	48,828
February 1, 2026 – February 28, 2026	1,508	$38.79	-	48,828
March 1, 2026 – March 31, 2026	-	N/A	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s Plan. For the three months ended March 31, 2026, 1,508 shares were reacquired at an average per share price of $38.79 pursuant to these tax withholding transactions.
Item 3.    Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
On May 12, 2026, the Bancorp and the Bank entered into an amended and restated employment agreement with Todd M. Scheub, Executive Vice President and Chief Revenue Officer of the Bancorp and the President of the Bank. The agreement became effective upon signing and amended and restated his prior employment agreement, as amended, in its entirety. Under his amended and restated employment agreement, Mr. Scheub will receive a base salary, will be eligible for an annual cash incentive award, as well as annual grants of equity-based incentives, where all incentive compensation is subject to the discretion of the Board of Directors. The agreement also provides that, if Mr. Scheub is discharged without “cause” or he resigns for “good reason” (each as defined in the agreement), or in the event of his death, in each case other than during the two-year period after (or three months prior to) a change of control of the Bancorp or the Bank, then the Bank will pay Mr. Scheub, or his heirs or estate as the case may be, the following benefits: (i) any accrued unused vacation, expense reimbursements, and other cash entitlements due to him as of the date of termination (the “Accrued Obligations”); (ii) a lump sum amount equal to one and one-half times his then-current base salary; (iii) group health plan continuation coverage under COBRA; (iv) payment of any pro-rata annual performance bonus for the year of termination based on actual achievement of established performance metrics; and (v) the cost of outplacement services. If Mr. Scheub is discharged without cause or he resigns for good reason during the two-year period after (or three months prior to) a change of control of the Bancorp or the Bank, then the Bank will pay Mr. Scheub the following benefits: (i) the Accrued Obligations; (ii) a lump sum amount equal to two times his “base compensation” (which is defined as the sum of (x) the greater of his then-current base salary or his base salary as of immediately prior to the change of control, plus (y) the greater of his target annual bonus for the year including the date of termination or his target annual bonus for the year including the day immediately preceding the effective date of the change of control); (iii) group health plan continuation coverage under COBRA; and (iv) the cost of outplacement services. In addition, the agreement provides that, in the event that the payments or benefits provided in connection with a change of control constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999, then Mr. Scheub’s payments shall be either (a) delivered in full, or (b) delivered as to such lesser extent as would result in no portion of such payments being subject to the excise tax, whichever of the foregoing amounts, taking into account the applicable federal, state, and local income taxes and the excise tax, results in the receipt by Mr. Scheub on an after-tax basis of the greatest amount of payments, notwithstanding that all or some portion of such payments may be taxable under Section 4999. Also, the amended and restated agreement provides for post-employment noncompetition restrictions that extend for a period of twelve months, and nonsolicitation restrictions that extend for a period of eighteen months, following any termination of employment. The foregoing description of the amended and restated employment agreement is a summary and is qualified in its entirety by reference to the terms of the agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated by reference herein.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employee Agreement between Finward Bancorp, Peoples Bank, and Todd M. Scheub, dated May 12, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following materials from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: May 13, 2026	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: May 13, 2026	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial Officer and Treasurer