Form 10-Q
period 2026-06-30
Finward Bancorp
filed 2026-08-13
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2026 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒
There were 4,333,002 shares of the registrant’s Common Stock, without par value, outstanding at August 7, 2026.

Finward Bancorp
Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	62

Item 4. Controls and Procedures	62

PART II. Other Information

Item 1. Legal Proceedings	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 5. Other Information	63

Item 6. Exhibits	63

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

SIGNATURES	64

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
CRE - Commercial real estate
CRE NOO - Commercial real estate non-owner-occupied
CRE OO - Commercial real estate owner-occupied
CRI - Cyber Risk Institute
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
Properties - Five properties owned and operated as branch locations
PSUs - Performance share units
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

PART I. Financial Information
Item 1. Financial Statements and Notes (unaudited)
Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands)	June 30, 2026	December 31, 2025
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$17,384	$18,265
Interest bearing deposits in other financial institutions	76,270	101,382
Federal funds sold	988	-
Total cash and cash equivalents	94,642	119,647
Securities available-for-sale	310,198	316,227
Loans held-for-sale	1,083	1,096
Loans receivable, net of deferred fees and costs	1,503,793	1,450,387
Less: Allowance for credit losses	(17,694)	(17,506)
Net loans receivable	1,486,099	1,432,881
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,671	7,781
Premises and equipment	43,932	44,976
Cash value of bank owned life insurance	34,010	33,586
Goodwill	22,395	22,395
Other intangible assets	984	1,172
Other assets	33,145	34,873
Total assets	$2,040,706	$2,021,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$270,682	$267,441
Interest bearing	1,461,862	1,459,530
Total	1,732,544	1,726,971
Federal funds purchased and repurchase agreements	30,301	39,703
Borrowed funds	65,000	45,000
Accrued expenses and other liabilities	34,574	34,844
Total liabilities	1,862,419	1,846,518
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: June 30, 2026 - 4,333,002 December 31, 2025 - 4,326,747	-	-
Additional paid-in capital	70,530	70,331
Accumulated other comprehensive loss	(41,532)	(41,662)
Retained earnings	149,289	145,994
Total stockholders' equity	178,287	174,663
Total liabilities and stockholders' equity	$2,040,706	$2,021,181

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans receivable	$20,468	$19,940	$40,339	$39,595
Securities	1,757	1,979	3,528	3,977
Other interest earning assets	840	751	1,919	1,439
Total interest income	23,065	22,670	45,786	45,011
Interest expense:
Deposits	7,159	7,780	14,118	15,825
Federal funds purchased and repurchase agreements	233	370	505	718
Borrowed funds	493	575	912	1,210
Total interest expense	7,885	8,725	15,535	17,753
Net interest income	15,180	13,945	30,251	27,258
Provision for (benefit from) credit losses	264	(274)	319	180
Net interest income after provision for credit losses	14,916	14,219	29,932	27,078
Non-interest income:
Fees and service charges	1,331	1,330	2,626	2,439
Wealth management operations	748	696	1,409	1,315
Gain (loss) on tax credit investment	-	-	-	67
Gain (loss) on sale of loans held-for-sale, net	228	378	485	608
Bank owned life insurance	223	220	424	418
Gain (loss) on sale of property and equipment	(180)	-	(180)	-
Other	48	59	51	65
Total non-interest income	2,398	2,683	4,815	4,912
Non-interest expense:
Compensation and benefits	8,033	7,313	15,624	14,685
Occupancy and equipment	1,741	1,935	3,732	4,046
Data processing	1,176	1,341	2,281	2,380
Marketing	266	214	853	300
Federal deposit insurance premiums	347	471	728	904
Professional and outside services	1,221	1,115	2,390	2,375
Technology	516	545	1,024	999
Other	1,557	1,852	2,993	3,569
Total non-interest expense	14,857	14,786	29,625	29,258
Income before income tax expense	2,457	2,116	5,122	2,732
Income tax expense (benefit)	364	(35)	787	126
Net income	$2,093	$2,151	$4,335	$2,606

Earnings per common share:
Basic	$0.49	$0.50	$1.01	$0.61
Diluted	$0.48	$0.50	$1.00	$0.61

Dividends declared per common share	$0.12	$0.12	$0.24	$0.12
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$2,093	$2,151	$4,335	$2,606

Unrealized gains (losses) on securities available for sale:
Changes in unrealized gains (losses) on securities available for sale	5,500	899	170	689
Less: tax expense (benefit)	1,319	215	40	165
Other comprehensive income (loss), net of tax	4,181	684	130	524
Comprehensive income (loss), net of tax	$6,274	$2,835	$4,465	$3,130
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2025	$-	$70,132	$(58,244)	$139,919	$151,807
Net income	-	-	-	2,151	2,151
Other comprehensive income (loss), net of tax	-	-	684	-	684
Stock-based compensation expense	-	131	-	-	131
Cash dividends, $0.12 per share	-	-	-	(520)	(520)
Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	2,606	2,606
Other comprehensive income (loss), net of tax	-	-	524	-	524
Stock-based compensation expense	-	229	-	-	229
Cash dividends, $0.12 per share	-	-	-	(520)	(520)
Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253

Balance at March 31, 2026	$-	$70,397	$(45,713)	$147,716	$172,400
Net income	-	-	-	2,093	2,093
Other comprehensive income (loss), net of tax	-	-	4,181	-	4,181
Net surrender value of 464 restricted stock awards	-	(15)	-	-	(15)
Stock-based compensation expense	-	148	-	-	148
Cash dividend, $0.12 per share	-	-	-	(520)	(520)
Balance at June 30, 2026	$-	$70,530	$(41,532)	$149,289	$178,287

Balance at January 1, 2026	$-	$70,331	$(41,662)	$145,994	$174,663
Net income	-	-	-	4,335	4,335
Other comprehensive income (loss), net of tax	-	-	130	-	130
Net surrender value of 1,972 restricted stock awards	-	(75)	-	-	(75)
Stock-based compensation expense	-	274	-	-	274
Cash dividends, $0.24 per share	-	-	-	(1,040)	(1,040)
Balance at June 30, 2026	$-	$70,530	$(41,532)	$149,289	$178,287
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,335	$2,606
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(15,238)	(18,141)
Sale of loans originated for sale	15,721	19,178
Depreciation and amortization, net of accretion	2,353	3,231
Stock based compensation expense	274	229
Cash payments for lease liabilities	(814)	(800)
(Gain) loss on sale of loans held-for-sale, net	(470)	(624)
(Gain) loss on sale of property and equipment	180	-
(Gain) loss on sale of foreclosed real estate	(1)	-
(Increase) decrease of cash value of bank owned life insurance	(424)	(418)
(Gain) loss on derivatives	(15)	16
Provision for (benefit from) credit losses	319	180
Change in:
Interest receivable	110	70
Interest payable	396	(34)
Other assets	1,661	2,136
Accrued expenses and other liabilities	(17)	(6,669)
Total adjustments	4,035	(1,646)
Net cash provided by (used in) operating activities	8,370	960
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	5,548	5,687
Purchase of loans	(10,312)	-
Net change in loans receivable	(43,388)	24,593
Purchase of premises and equipment	(369)	(461)
Proceeds from sale of foreclosed real estate	90	72
Net cash provided by (used in) investing activities	(48,431)	29,891
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	5,573	(5,716)
Proceeds from borrowed funds	55,000	40,000
Repayment of borrowed funds	(35,000)	(40,000)
Net surrender value of restricted stock awards	(75)	-
Change in federal funds purchased and repurchase agreements	(9,402)	8,215
Dividends paid	(1,040)	(520)
Net cash provided by (used in) financing activities	15,056	1,979
Net change in cash and cash equivalents	(25,005)	32,830
Cash and cash equivalents at beginning of period	119,647	70,584
Cash and cash equivalents at end of period	$94,642	$103,414
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,889	$17,718
Income taxes	280	-
Noncash activities:
Transfer of premises and equipment to assets held for sale	103	-
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation
Organization and Description of Business
The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by GAAP for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of June 30, 2026, and December 31, 2025, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and six months ended June 30, 2026, and 2025, and condensed consolidated statements of cash flows for the six months ended June 30, 2026, and 2025. The income reported for the six months ended June 30, 2026, is not necessarily indicative of the results to be expected for the full year.
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

Note 4 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2026
U.S. government agency securities(1)	$8,884	$-	$(378)	$8,506
Collateralized mortgage obligations and residential mortgage-backed securities	118,293	-	(19,300)	98,993
Municipal securities	235,517	-	(34,727)	200,790
Collateralized debt obligations	2,133	-	(224)	1,909
Total securities available-for-sale	$364,827	$-	$(54,629)	$310,198

(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government agency securities(1)	$8,884	$-	$(418)	$8,466
Collateralized mortgage obligations and residential mortgage-backed securities	123,833	-	(19,168)	104,665
Municipal securities	236,168	2	(34,956)	201,214
Collateralized debt obligations	2,141	-	(259)	1,882
Total securities available-for-sale	$371,026	$2	$(54,801)	$316,227

(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

The cost basis and estimated fair value of available-for-sale debt securities at June 30, 2026, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
June 30, 2026	Cost Basis	Estimated Fair Value
Due in one year or less	$-	$-
Due from one to five years	13,039	7,322
Due from five to ten years	44,201	41,385
Due over ten years	189,294	162,498

Collateralized mortgage obligations and residential mortgage-backed securities	118,293	98,993
Total	$364,827	$310,198
There were no sales of available-for-sale securities for the three and six months ended June 30, 2026 and 2025.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning balance, April 1, 2026	$(45,713)
Period change	4,181
Ending balance, June 30, 2026	$(41,532)

(Dollars in thousands)
Unrealized loss
Beginning balance, April 1, 2025	$(58,244)
Period change	684
Ending balance, June 30, 2025	$(57,560)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2026	$(41,662)
Period change	130
Ending Balance, June 30, 2026	$(41,532)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Period change	524
Ending balance, June 30, 2025	$(57,560)

Securities with market values of approximately $309.9 million and $315.5 million were pledged as of June 30, 2026 and December 31, 2025, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.
Securities with unrealized losses not recognized in income at June 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
June 30, 2026
U.S. government agency securities	$-	$-	$8,506	$(378)	$8,506	$(378)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	98,993	(19,300)	98,993	(19,300)	100.0%
Municipal securities	1,845	(30)	198,945	(34,697)	200,790	(34,727)	100.0%
Collateralized debt obligations	-	-	1,909	(224)	1,909	(224)	100.0%
Total	$1,845	$(30)	$308,353	$(54,599)	$310,198	$(54,629)	100.0%
Number of securities		3		367		370

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
December 31, 2025
U.S. government agency securities	$-	$-	$8,466	$(418)	$8,466	$(418)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	104,665	(19,168)	104,665	(19,168)	100.0%
Municipal securities	-	-	200,469	(34,956)	200,469	(34,956)	99.6%
Collateralized debt obligations	-	-	1,882	(259)	1,882	(259)	100.0%
Total	$-	$-	$315,482	$(54,801)	$315,482	$(54,801)	99.8%
Number of securities		-		369		369
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
Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.9 million at June 30, 2026 and a cost basis of $2.1 million and a fair value of $1.9 million at December 31, 2025, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.
Accrued interest receivable on AFS debt securities totaled $2.0 million at June 30, 2026, and $2.0 million at December 31, 2025. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.
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
Loans consist of the following as of June 30, 2026, and December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Loans secured by real estate:
Residential real estate	$455,882	$442,443
Home equity	55,601	53,497
Commercial real estate	597,364	555,594
Construction and land development	77,710	77,208
Multifamily	180,148	183,902
Total loans secured by real estate	1,366,705	1,312,644
Commercial business	103,281	99,304
Consumer	2,036	870
Manufactured homes	22,050	23,708
Government	9,818	12,298
Loans receivable	1,503,890	1,448,824
Add:
Net deferred loan origination costs	1,006	1,606
Loan clearing funds	(1,103)	(43)
Loans receivable, net of deferred fees and costs	$1,503,793	$1,450,387

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Nonaccrual Loans	Total Loans Receivable
June 30, 2026
Residential real estate	$4,905	$1,844	$-	$6,749	$440,937	$447,686	$8,196	$455,882
Home equity	631	145	-	776	54,115	54,891	710	55,601
Commercial real estate	1,920	1,200	-	3,120	590,255	593,375	3,989	597,364
Construction and land development	-	-	-	-	77,117	77,117	593	77,710
Multifamily	-	1,343	-	1,343	177,045	178,388	1,760	180,148
Commercial business	836	15	-	851	101,140	101,991	1,290	103,281
Consumer	-	-	-	-	2,036	2,036	-	2,036
Manufactured homes	325	-	-	325	21,714	22,039	11	22,050
Government	-	-	-	-	9,818	9,818	-	9,818
Total	$8,617	$4,547	$-	$13,164	$1,474,177	$1,487,341	$16,549	$1,503,890

December 31, 2025
Residential real estate	$4,991	$1,552	$-	$6,543	$429,968	$436,511	$5,932	$442,443
Home equity	324	-	-	324	52,363	52,687	810	53,497
Commercial real estate	4,106	3,905	-	8,011	546,022	554,033	1,561	555,594
Construction and land development	2,343	129	-	2,472	74,083	76,555	653	77,208
Multifamily	450	1,303	-	1,753	181,453	183,206	696	183,902
Commercial business	1,214	47	-	1,261	96,604	97,865	1,439	99,304
Consumer	-	-	-	-	870	870	-	870
Manufactured homes	241	28	-	269	23,368	23,637	71	23,708
Government	-	-	-	-	12,298	12,298	-	12,298
Total	$13,669	$6,964	$-	$20,633	$1,417,029	$1,437,662	$11,162	$1,448,824
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2026, and December 31, 2025, and gross charge-offs for the six months ended June 30, 2026, and for the year ended December 31, 2025.

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$198,920	$194,185	$125,149	$134,153	$259,781	$591,702	$-	$-	$1,503,890
Total current period gross charge-off	$-	$(5)	$(43)	$-	$-	$(25)	$-	$-	$(73)

Residential real estate
Pass (1-6)	$33,903	$20,020	$19,174	$25,302	$76,569	$266,626	$-	$-	$441,594

Special Mention (7)	306	204	-	415	2,278	2,889	-	-	6,092
Substandard (8)	-	286	72	900	3,383	3,555	-	-	8,196
Total	$34,209	$20,510	$19,246	$26,617	$82,230	$273,070	$-	$-	$455,882
Current period gross charge-off	-	(5)	-	-	-	-	-	-	(5)

Home equity
Pass (1-6)	$8,688	$10,710	$7,131	$6,662	$9,563	$11,725	$-	$-	$54,479
Special Mention (7)	-	-	-	72	92	248	-	-	412
Substandard (8)	-	-	20	275	40	375	-	-	710
Total	$8,688	$10,710	$7,151	$7,009	$9,695	$12,348	$-	$-	$55,601
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$79,519	$72,398	$68,174	$69,614	$106,223	$182,174	$-	$-	$578,102
Special Mention (7)	365	657	1,439	3,328	3,066	4,803	-	-	13,658
Substandard (8)	-	130	1,191	194	1,012	3,077	-	-	5,604
Total	$79,884	$73,185	$70,804	$73,136	$110,301	$190,054	$-	$-	$597,364
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$31,114	$32,453	$7,527	$3,595	$278	$121	$-	$-	$75,088
Special Mention (7)	477	-	-	-	-	-	-	-	477
Substandard (8)	-	-	-	925	-	1,220	-	-	2,145
Total	$31,591	$32,453	$7,527	$4,520	$278	$1,341	$-	$-	$77,710
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$13,120	$14,698	$6,275	$12,225	$43,801	$84,881	$-	$-	$175,000
Special Mention (7)	2,139	-	-	-	-	1,249	-	-	3,388
Substandard (8)	420	-	-	194	1,146	-	-	-	1,760
Total	$15,679	$14,698	$6,275	$12,419	$44,947	$86,130	$-	$-	$180,148
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$26,902	$36,838	$12,400	$8,492	$9,111	$4,625	$-	$-	$98,368
Special Mention (7)	96	838	320	921	720	199	-	-	3,094
Substandard (8)	-	475	130	972	79	163	-	-	1,819
Total	$26,998	$38,151	$12,850	$10,385	$9,910	$4,987	$-	$-	$103,281
Current period gross charge-off	-	-	(43)	-	-	-	-	-	(43)

Consumer
Pass (1-6)	$1,871	$53	$43	$48	$12	$9	$-	$-	$2,036

Total	$1,871	$53	$43	$48	$12	$9	$-	$-	$2,036
Current period gross charge-off	-	-	-	-	-	(25)	-	-	(25)

Manufactured homes
Pass (1-6)	$-	$95	$73	$19	$1,564	$20,288	$-	$-	$22,039
Special Mention (7)	-	-	-	-	-	11	-	-	$11
Total	$-	$95	$73	$19	$1,564	$20,299	$-	$-	$22,050
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$-	$4,330	$1,180	$-	$844	$3,464	$-	$-	$9,818
Total	$-	$4,330	$1,180	$-	$844	$3,464	$-	$-	$9,818
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$132,738	$125,371	$125,504	$257,065	$260,859	$438,852	$106,883	$1,552	$1,448,824
Total current period gross charge-off	$(202)	$-	$(44)	$-	$(13)	$(496)	$-	$-	(755)

Residential real estate
Pass (1-6)	$12,570	$19,139	$26,559	$80,834	$93,636	$196,415	$2,477	$-	$431,630
Special Mention (7)	-	-	619	1,464	1,063	1,651	-	-	4,797
Substandard (8)	296	74	887	1,475	430	2,854	-	-	6,016
Total	$12,866	$19,213	$28,065	$83,773	$95,129	$200,920	$2,477	$-	$442,443
Current period gross charge-off	-	-	-	-	(13)	-	-	-	(13)

Home equity
Pass (1-6)	$766	$92	$41	$232	$49	$2,086	$47,926	$1,187	$52,379
Special Mention (7)	-	-	7	-	-	59	45	194	305
Substandard (8)	-	24	-	-	20	181	417	171	813
Total	$766	$116	$48	$232	$69	$2,326	$48,388	$1,552	$53,497
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$58,029	$65,768	$62,929	$111,515	$78,531	$160,344	$3,717	$-	$540,833
Special Mention (7)	25	410	2,214	2,865	3,403	4,283	-	-	13,200
Substandard (8)	-	-	208	221	-	1,132	-	-	1,561
Total	$58,054	$66,178	$65,351	$114,601	$81,934	$165,759	$3,717	$-	$555,594
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$36,388	$19,226	$12,795	$2,288	$1,074	$753	$1,893	$-	$74,417
Special Mention (7)	-	-	-	129	428	-	-	-	557
Substandard (8)	-	-	939	60	1,235	-	-	-	2,234
Total	$36,388	$19,226	$13,734	$2,477	$2,737	$753	$1,893	$-	$77,208
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$12,249	$6,289	$11,215	$44,804	$64,357	$40,791	$644	$-	$180,349
Special Mention (7)	-	-	-	756	374	1,727	-	-	2,857
Substandard (8)	-	-	200	409	-	87	-	-	696
Total	$12,249	$6,289	$11,415	$45,969	$64,731	$42,605	$644	$-	$183,902
Current period gross charge-off	-	-	-	-	-	(201)	-	-	(201)

Commercial business
Pass (1-6)	$6,601	$11,813	$5,661	$7,121	$4,595	$10,980	$48,326	$-	$95,097
Special Mention (7)	299	61	260	62	18	737	1,331	-	2,768
Substandard (8)	-	87	898	34	124	189	107	-	1,439
Total	$6,900	$11,961	$6,819	$7,217	$4,737	$11,906	$49,764	$-	$99,304
Current period gross charge-off	(158)	-	(44)	-	-	(293)	-	-	(495)

Consumer
Pass (1-6)	$705	$58	$72	$19	$16	$-	$-	$-	$870
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$705	$58	$72	$19	$16	$-	$-	$-	$870
Current period gross charge-off	(44)	-	-	-	-	(2)	-	-	(46)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,733	$10,383	$11,493	$-	$-	$23,609
Special Mention (7)	-	-	-	-	-	28	-	-	28
Substandard (8)	-	-	-	-	46	25	-	-	71
Total	$-	$-	$-	$1,733	$10,429	$11,546	$-	$-	$23,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Total	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Current period gross charge-off	-	-	-	-	-	-	-	-	-
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
The following table shows the amortized cost basis of loans at June 30, 2026 and June 30, 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and June 30, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	Three Months Ended June 30, 2026
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$783	$117	$-	$-	0.20%
Home equity	32	-	-	-	0.06%
Total	$815	$117	$-	$-	0.06%

	Three Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Commercial business	$1,851	$-	$-	$-	1.75%

	Six Months Ended June 30, 2026
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$1,453	$1,512	$-	$-	0.65%
Home equity	32	-	-	-	0.06%
Total	$1,485	$1,512	$-	$-	0.20%

	Six Months Ended June 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$168	$-	$-	0.04%
Commercial business	$1,851	$-	$-	$-	1.75%
Total	$1,851	$168	$-	$-	0.14%
There were no commitments to lend additional amounts to the borrowers included in the previous tables.
The borrowers with term extensions either had payments deferred to the end of the loan term, providing payment relief, or had contractual maturity dates extended, resulting in a reduction in monthly payments.

	Three Months Ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	11	5
Home equity	$-	—%	0	3

	Three Months Ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Commercial business	$-	—%	0	5

	For the six months ended June 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	4	6
Home equity	$-	—%	0	3

	For the six months ended June 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Payment delay (months)
Residential real estate	$-	—%	6	0
Commercial business	$-	—%	0	5
The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	June 30, 2026
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$816	$-	$1,139	$1,453
Home equity	-	-	-	32
Commercial real estate	386	-	-	-
Total	$1,202	$-	$1,139	$1,485

	June 30, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$197	$53	$461	$316
Home equity	33	-	-	-
Commercial business	4	-	-	1,847
Total	$234	$53	$461	$2,163

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $1.9 million and $1.1 million in loans involved in the foreclosure process at June 30, 2026 and December 31, 2025. The Company had no other real estate owned as of June 30, 2026 and $89 thousand as of December 31, 2025.
Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.2 million at June 30, 2026, compared to $3.6 million at December 31, 2025.
Accretable yield, or income recorded for the six months ended June 30, is as follows:

(Dollars in thousands)	Total
2025	$439
2026	334

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$185
2027	287
2028	273
2029	240
2030	233
2031 and thereafter	1,957
Total	$3,175
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the PD/LGD methodology. In creating the CECL model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three and six months ended June 30, 2026, and 2025.
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2026:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$3,036	$-	$49	$131	$3,216
Home equity	682	-	-	54	736
Commercial real estate	8,630	-	-	230	8,860
Construction and land development	1,661	-	-	(38)	1,623
Multifamily	2,081	-	-	(108)	1,973
Commercial business	1,065	(43)	35	107	1,164
Consumer	1	(11)	1	11	2
Manufactured homes	125	-	-	(9)	116
Government	4	-	-	-	4
Total	$17,285	$(54)	$85	$378	$17,694

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended June 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$2,442	$-	$19	$294	$2,755
Home equity	622	-	-	116	738
Commercial real estate	9,657	-	-	(507)	9,150
Construction and land development	1,644	-	-	(149)	1,495
Multifamily	2,192	-	-	109	2,301
Commercial business	1,234	-	404	(35)	1,603
Consumer	3	(10)	1	8	2
Manufactured homes	129	-	-	(4)	125
Government	32	-	-	(17)	15
Total	$17,955	$(10)	$424	$(185)	$18,184
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2026:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$2,757	$(5)	$70	$394	$3,216
Home equity	688	-	-	48	736
Commercial real estate	9,152	-	-	(292)	8,860
Construction and land development	1,114	-	-	509	1,623
Multifamily	2,078	-	-	(105)	1,973
Commercial business	1,583	(43)	35	(411)	1,164
Consumer	2	(25)	2	23	2
Manufactured homes	116	-	-	-	116
Government	16	-	-	(12)	4
Total	$17,506	$(73)	$107	$154	$17,694

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the six months ended June 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$35	$(1,761)	$2,755
Home equity	835	-	-	(97)	738
Commercial real estate	6,444	-	4	2,702	9,150
Construction and land development	2,651	-	-	(1,156)	1,495
Multifamily	1,003	(46)	10	1,334	2,301
Commercial business	1,185	(61)	460	19	1,603
Consumer	5	(21)	1	17	2
Manufactured homes	252	-	-	(127)	125
Government	55	-	-	(40)	15
Total	$16,911	$(128)	$510	$891	$18,184

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
The table below presents the amortized cost basis of collateral dependent loans, including loans evaluated individually and collectively, and the related ACL allocation recognized on individually evaluated loans, where applicable, in accordance with ASC 326.

(Dollars in thousands)	June 30, 2026
	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL-Individual Evaluation
Residential real estate	$8,196	$-	$-	$-	$8,196	$-
Home equity	710	-	-	-	710	-
Commercial real estate	3,989	-	-	-	3,989	90
Construction and land development	593	-	-	-	593	-
Multifamily	1,760	-	-	-	1,760	-
Commercial business	-	1,161	103	26	1,290	57
Manufactured homes	11	-	-	-	11	-
Total	$15,259	$1,161	$103	$26	$16,549	$147

(Dollars in thousands)	December 31, 2025
	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL-Individual Evaluation
Residential real estate	$2,185	$-	$-	$-	$2,185	$39
Home equity	4	-	-	-	4	-
Commercial real estate	1,561	-	-	-	1,561	86
Construction and land development	2,234	-	-	-	2,234	-
Multifamily	696	-	-	-	696	-
Commercial business	-	1,267	130	42	1,439	138
Total	$6,680	$1,267	$130	$42	$8,119	$263
A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.1 million and $2.4 million as of June 30, 2026, and December 31, 2025, respectively, and is included in net deferred loan origination cost.
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of June 30, 2026	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$559	$7,637	$8,196	$-
Home equity	-	710	710	-
Commercial real estate	3,989	-	3,989	-
Construction and land development	593	-	593	-
Multifamily	1,760	-	1,760	-
Commercial business	1,290	-	1,290	-
Manufactured homes	-	11	11	-
Total	$8,191	$8,358	$16,549	$-

As of December 31, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,873	$4,059	$5,932	$-
Home equity	-	810	810	-
Commercial real estate	1,158	403	1,561	-
Construction and land development	653	-	653	-
Multifamily	696	-	696	-
Commercial business	391	1,048	1,439	-
Manufactured homes	-	71	71	-
Total	$4,771	$6,391	$11,162	$-
Accrued interest receivable on loans totaled $5.6 million on June 30, 2026, as compared to $5.7 million on December 31, 2025, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.
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

(Dollars in thousands)	Three months ended, June 30, 2026	Three months ended, June 30, 2025
Balance, beginning of period	$2,031	$2,116
Provision for (benefit from) unfunded loan commitments	(114)	(89)
Balance, end of period	$1,917	$2,027

(Dollars in thousands)	Six months ended, June 30, 2026	Six months ended, June 30, 2025
Balance, beginning of period	$1,752	$2,739
Provision for (benefit from) unfunded loan commitments	165	(712)
Balance, end of period	$1,917	$2,027

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2026	2025
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance June 30,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $1.0 million and $1.2 million as of June 30, 2026, and December 31, 2025, respectively. The table below summarizes the intangibles amortization:
The amortization recorded for the quarter ended June 30, is as follows:

(Dollars in thousands)	Total
2025	$221
2026	$92
The amortization recorded for the six months ended June 30, is as follows:

(Dollars in thousands)	Total
2025	$446
2026	$188

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$173
2027	294
2028	228
2029	162
2030	97
Thereafter	30
Total	$984
Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Checking	$584,901	$592,214
Savings	247,054	254,055
Money market	403,140	381,111
Certificates of deposit	497,449	499,591
Total deposits	$1,732,544	$1,726,971
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $108.1 million at June 30, 2026 and $104.5 million at December 31, 2025.
At June 30, 2026, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2026	383,378
2027	109,084
2028	3,714
2029	1,163
Thereafter	110
Total	$497,449
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

Note 9 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2026 and 2025, are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands except per share data)	2026	2025	2026	2025
Basic earnings per common share:
Net income as reported	$2,093	$2,151	$4,335	$2,606
Weighted average common shares outstanding—basic	4,280,844	4,271,952	4,278,699	4,269,478
Basic earnings per common share	$0.49	$0.50	$1.01	$0.61

Diluted earnings per common share:
Net income as reported	$2,093	$2,151	$4,335	$2,606
Weighted average common shares outstanding	4,280,844	4,271,952	4,278,699	4,269,478
Add: Dilutive effect of shares	38,208	24,466	37,907	19,238
Weighted average common shares outstanding—diluted	4,319,052	4,296,418	4,316,606	4,288,716
Diluted earnings per common share	$0.48	$0.50	$1.00	$0.61
Note 10 - Stock Based Compensation
The Company replaced its expired 2015 Stock Option and Incentive Plan with a new equity incentive plan named the Finward Bancorp 2025 Omnibus Equity Incentive Plan (the “Plan”), which was adopted by the Company’s Board of Directors on March 21, 2025, and approved by the Company’s shareholders on May 22, 2025. The maximum number of shares of common stock cumulatively available for issuance under the Plan is 250,889 shares. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock units, performance shares, stock appreciation rights, or any combination thereof, as provided in the Plan. Unvested awards granted under the prior plan will continue to be governed by the terms of the award agreements entered into with the participants under the prior plan. Shares of common stock underlying awards granted under the prior plan that expire, terminate, or are canceled or forfeited under the terms of the prior plan will be available for issuance under the new plan.

During the second quarter of 2026, the Company granted 16,021 performance share units to certain members of senior management under the Company's 2025 Omnibus Equity Incentive Plan. The performance share units are subject to a three-year performance period from 2026 through 2028 and three-year cliff vesting. The number of shares earned is based on the achievement of annual ROA performance goals, weighted 25%, 25% and 50% for 2026, 2027 and 2028, respectively. Depending on the level of achievement of the applicable ROA performance goals, shares earned may range from 50% of target at threshold performance to 150% of target at maximum performance, with no shares earned for performance below threshold and interpolation between achievement levels.

The grant-date fair value of the PSUs is based on the market price of the Company's common stock on the grant date. Compensation expense is recognized over the requisite service period based on the number of PSUs expected to vest when achievement of the applicable performance conditions is considered probable. The Company reassesses the probability of achieving the performance conditions each reporting period and adjusts compensation expense for changes in those estimates. The Company has elected to account for forfeitures as they occur.

For the three months ended June 30, 2026, stock based compensation expense of $148 thousand was recorded, compared to $131 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026, stock based compensation expense of $274 thousand was recorded, compared to $229 thousand for the six months ended June 30, 2025. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $1.1 million which is expected to be recognized over a weighted average life of 2.0 years.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest one year after the grant date for independent directors and three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Performance share units are reflected at target shares until achievement of the applicable performance conditions is determined. A summary of non-vested shares under the Company’s Plan for the six months ended June 30, 2026, follows:

Non-vested Shares (1)	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	45,336	$36.36
Granted	25,245	33.10
Vested	(11,541)	35.78
Forfeited	(997)	26.11
Non-vested at June 30, 2026	58,043	$35.23
(1) Non-vested shares include both restricted stock awards and performance share units.

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
The following table shows the amounts of non-hedging derivative financial instruments:

June 30, 2026
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$98,361	Other assets	$3,403	Other liabilities	$3,403
Interest rate lock commitments	3,833	Other assets	65	N/A	-
Total	$102,194		$3,468		$3,403

December 31, 2025
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$96,275	Other assets	$3,641	Other liabilities	$3,641
Interest rate lock commitments	2,939	Other assets	50	N/A	-
Total	$99,214		$3,691		$3,641
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2026	2025
Interest rate swap contracts	Fees and service charges	$-	$-
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	34	19
Total		$34	$19

		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income Classification	2026	2025
Interest rate swap contracts	Fees and service charges	$81	$(30)
Interest rate lock commitments	Gain (loss) on sale of loans held-for-sale, net	15	(16)
Total		$96	$(46)
The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026
Interest rate swap contracts	$3,403	$-	$3,403	$-	$3,050	$353
Interest rate lock commitments	65	-	65	-	-	65
Total	$3,468	$-	$3,468	$-	$3,050	$418

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$1,900	$1,741
Interest rate lock commitments	50	-	50	-	-	50
Total	$3,691	$-	$3,691	$-	$1,900	$1,791
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2026
Interest rate swap contracts	$3,403	$-	$3,403	$-	$-	$3,403

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$-	$3,641
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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at June 30, 2026 and December 31, 2025.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At June 30, 2026 and December 31, 2025, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At June 30, 2026 and December 31, 2025, the collateralized debt obligations with a cost basis of $2.1 million and $2.1 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in nonaccrual status until the quarterly interest payments resume.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2026 and the year ended December 31, 2025. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the six months ended June 30, 2026 and all of 2025. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2026 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,403	$-	$3,403	$-
Interest rate lock commitments	65	-	65	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,506	-	8,506	-
Collateralized mortgage obligations and residential mortgage-backed securities	98,993	-	98,993	-
Municipal securities	200,790	-	200,790	-
Collateralized debt obligations	1,909	-	-	1,909
Total securities available-for-sale	$310,198	$-	$308,289	$1,909

Liabilities:
Interest rate swap contracts	$3,403	$-	$3,403	$-

		Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,641	$-	$3,641	$-
Interest rate lock commitments	50	-	50	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,466	-	8,466	-
Collateralized mortgage obligations and residential mortgage-backed securities	104,665	-	104,665	-
Municipal securities	201,214	-	201,214	-
Collateralized debt obligations	1,882	-	-	1,882
Total securities available-for-sale	$316,227	$-	$314,345	$1,882

Liabilities:
Interest rate swap contracts	$3,641	$-	$3,641	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2026	$1,882
Principal payments	(8)
Total unrealized gains, included in other comprehensive income (loss)	35
Ending balance, June 30, 2026	$1,909

Beginning balance, January 1, 2025	$1,419
Principal payments	(7)
Total unrealized gains, included in other comprehensive income (loss)	204
Ending balance, June 30, 2025	$1,616

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Collateral dependent loans are carried at the fair value of the underlying collateral, based on the most recent independent appraisals or evaluations, adjusted for current market conditions and property-specific factors. These measurements are classified as Level 3 due to the use of significant unobservable inputs. Other real estate owned are measured at fair value less costs to sell and are classified as Level 3. No valuation adjustments or write-offs related to other real estate owned were recorded during the six months ended June 30, 2026.
Assets measured at fair value on a non-recurring basis are summarized below. The table includes only those assets for which fair value adjustments were recorded during the period presented.

		Fair Value Measurements at June 30, 2026 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$461	$-	$-	$461

		Fair Value Measurements at December 31, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,535	$-	$-	$6,535
Other real estate owned	$89	$-	$-	$89

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,909	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 10.5%	9.2%
Collateral dependent loans	$461	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 30%	8.8%

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,882	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 11.2%	9.6%
Collateral dependent loans	$6,535	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 80%	8.6%
Other real estate(1)	$89	Fair Value of Collateral	Discount for type of property and current market conditions	—%	—%

(1) At December 31, 2025, there was only one property, so no range or weighted-average range is reported.

The following table shows carrying values and related estimated fair values of financial instruments not carried at fair value in the condensed consolidated balance sheets as of the dates indicated. Estimated fair values are further categorized by the inputs used to measure fair value. Items that are not financial instruments are not included.

	June 30, 2026		Estimated Fair Value Measurements at June 30, 2026 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$94,642	$94,642	$94,642	$-	$-
Loans held-for-sale	1,083	1,097	-	1,097	-
Loans receivable, net	1,486,099	1,459,769	-	-	1,459,769
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,671	7,671	-	7,671	-

Financial liabilities:
Non-interest bearing deposits	270,682	270,682	270,682	-	-
Interest bearing deposits	1,461,862	1,460,750	964,413	496,337	-
Federal funds purchased and repurchase agreements	30,301	30,127	29,627	500	-
Borrowed funds	65,000	64,623	-	64,623	-
Accrued interest payable	562	562	-	562	-

	December 31, 2025		Estimated Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$119,647	$119,647	$119,647	$-	$-
Loans held-for-sale	1,096	1,124	-	1,124	-
Loans receivable, net	1,432,881	1,403,061	-	-	1,403,061
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,781	7,781	-	7,781	-

Financial liabilities:
Non-interest bearing deposits	267,441	267,441	267,441	-	-
Interest bearing deposits	1,459,530	1,458,116	959,939	498,177	-
Repurchase agreements	39,703	39,671	37,717	1,954	-
Borrowed funds	45,000	44,921	-	44,921	-
Accrued interest payable	958	958	-	958	-
The following methods were used to estimate the fair value of financial instruments presented in the preceding table at June 30, 2026 and December 31, 2025:
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

Note 13 - Borrowings
At June 30, 2026, and December 31, 2025, borrowed funds are summarized below:

	(Dollars in thousands)
	June 30, 2026	December 31, 2025
FHLB Variable rate advance with outstanding rate of 3.78%, maturing August 24, 2026	$15,000	$-
FHLB Variable rate advance with outstanding rate of 3.78%, maturing September 8, 2026	15,000	-
FHLB Variable rate advance with outstanding rate of 3.78%, maturing September 21, 2026	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	15,000	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	10,000	10,000
Total	$65,000	$45,000
(1) FHLB retains putable option to call these advances after a period of time.

At June 30, 2026, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2026	$40,000
2027	-
2028	-
2029	25,000
2030	-
2031	-
Total	$65,000
The Company has available liquidity of $808 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance at June 30, 2026, or as of December 31, 2025. The Company did not have other borrowings at June 30, 2026, or as of December 31, 2025.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Six Months Ended June 30,
	2026	2025

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	$814	$800

Weighted-average remaining lease terms (in years) - operating leases	12	13

Weighted-average discount rate - operating leases	7.64%	7.67%

Variable lease payments	$140	$140

Operating lease costs	963	962

Total lease costs (1)	$1,103	$1,102
(1) Included in occupancy and equipment costs on the condensed consolidated statements of income
The following table represents the maturity of the Company's operating lease liabilities as of June 30, 2026:

(Dollars in thousands)
Maturity Analysis
Remainder 2026	$814
2027	1,657
2028	1,692
2029	1,679
2030	1,688
2031	1,722
Thereafter	13,388
Total	22,640
Less: Present value discount	(8,371)
Lease liability	$14,269

At June 30, 2026, operating lease right of use assets were $14.7 million and are included in premises and equipment on the consolidated balance sheet. Operating lease liabilities of $14.3 million were included in other liabilities on the consolidated balance sheet.
Note 15 – Pending Merger

On July 21, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Financial Bancorp, an Ohio corporation (“First Financial”), pursuant to which the Company will merge with and into First Financial (the “Merger”), with First Financial continuing as the surviving corporation in the Merger. The Merger Agreement also provides that the Bank will merge with and into First Financial’s wholly-owned banking subsidiary, First Financial Bank, an Ohio state-chartered bank (“First Financial Bank”) (the “Bank Merger”), with First Financial Bank continuing as the surviving bank in the Bank Merger.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value, of the Company issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.35 shares of common stock, no par value, of First Financial. The exchange ratio is fixed and not otherwise subject to adjustment, except in the event of certain changes in First Financial’s capitalization, as provided in the Merger Agreement.

Based upon the closing price of $35.48 of First Financial’s common stock the day before the transaction was announced, the transaction is valued at approximately $208 million. The transaction value will change due to fluctuations in the price of First Financial common stock.

The Merger is expected to close in the fourth quarter of 2026, and is subject to approval by federal and state bank regulatory authorities and the Company’s shareholders and the satisfaction of the closing conditions set forth in the Merger Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
Finward Bancorp is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank, an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of June 30, 2026 and December 31, 2025, and the results of operations for the three and six months ending June 30, 2026 and June 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the condensed consolidated financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
At June 30, 2026, the Company had total assets of $2.0 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.7 billion. Stockholders' equity totaled $178.3 million or 8.7% of total assets, with a book value per share of $41.15. Net income for the three months ended June 30, 2026, was $2.1 million, or $0.48 earnings per diluted common share. For the three months ended June 30, 2026, the ROA was 0.42%, while the ROE was 4.74%. Net income for the six months ended June 30, 2026, was $4.3 million, or $1.00 earnings per diluted common share. For the six months ended June 30, 2026, the ROA was 0.43%, while the ROE was 4.87%.
As previously disclosed, on August 9, 2024, the Bank entered into an informal administrative agreement known as a memorandum of understanding with the FDIC and DFI. By letter dated June 24, 2026, the FDIC and DFI notified the Bank that the FDIC and DFI terminated the MOU effective immediately.
On July 21, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Financial Bancorp, an Ohio corporation (“First Financial”). Pursuant to the Merger Agreement, the Company will merge with and into First Financial (the “Merger”), with First Financial continuing as the surviving corporation in the Merger. Following the Merger, the Bank will merge with and into First Financial Bank, the wholly-owned Ohio state-chartered banking subsidiary of First Financial (“First Financial Bank”), with First Financial Bank continuing as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of common stock, no par value, of the Company issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 1.35 shares of common stock, no par value, of First Financial. The Merger remains subject to regulatory approvals, Company shareholder approval, and other customary closing conditions. Based on First Financial’s July 20, 2026 closing price of $35.48 per share as reported on the Nasdaq Global Select Market, the transaction is valued at approximately $208 million. See Note 15 to the consolidated financial statements of the Company set forth in this Quarterly Report on Form 10-Q.

Financial Condition
General
During the six months ended June 30, 2026, total assets increased by $19.5 million (0.97%), with interest-earning assets increasing by $23.3 million (1.24%). At June 30, 2026 and December 31, 2025, interest-earning assets totaled $1.90 billion and $1.87 billion. Earning assets represented 93.0% of total assets at June 30, 2026 and 92.7% December 31, 2025.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.50 billion at June 30, 2026 and $1.45 billion at December 31, 2025. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Company’s end-of-period loan balances were as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$455,882	30.3%	$442,443	30.5%
Home equity	55,601	3.7%	53,497	3.7%
Commercial real estate	597,364	39.7%	555,594	38.3%
Construction and land development	77,710	5.2%	77,208	5.3%
Multifamily	180,148	12.0%	183,902	12.7%
Commercial business	103,281	6.9%	99,304	6.9%
Consumer	2,036	0.1%	870	0.1%
Manufactured homes	22,050	1.4%	23,708	1.6%
Government	9,818	0.7%	12,298	0.9%
Loans receivable	1,503,890	100.0%	1,448,824	100.0%
Plus:
Net deferred loans origination costs	1,006		1,606
Loan clearing funds	(1,103)		(43)
Loans receivable, net of deferred fees and costs	$1,503,793		$1,450,387

Adjustable rate loans / loans receivable	$799,542	53.2%	$811,901	56.0%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $597.4 million as of June 30, 2026, compared to $555.6 million as of December 31, 2025. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 39.7% of the total loan portfolio at June 30, 2026 and 38.3% at December 31, 2025. A further breakdown of the composition of the commercial real estate loan portfolio as of June 30, 2026 and December 31, 2025 is shown in the table below:

Commercial Real Estate (CRE)	June 30, 2026			December 31, 2025
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE OO
Food services & drinking places	65	$35,131	2.3%	65	$35,961	2.5%
Ambulatory health care services	32	31,886	2.1%	32	31,262	2.2%
Gasoline stations and fuel dealers	33	35,030	2.3%	31	29,848	2.1%
Repair and maintenance	36	17,929	1.2%	37	18,333	1.3%
Specialty trade contractors	34	16,089	1.1%	32	15,571	1.1%
Truck transportation	18	10,758	0.7%	14	10,939	0.8%
Merchant wholesalers, durable goods	10	10,555	0.7%	12	10,888	0.8%
Personal and laundry services	34	11,709	0.8%	33	10,248	0.7%
Professional, scientific, and technical services	23	9,221	0.6%	22	8,680	0.6%
Other	177	84,108	5.6%	191	81,724	5.7%
CRE OO	462	262,416	17.4%	469	253,454	17.4%

CRE NOO
Retail centers - lessors	170	$155,856	10.4%	165	$138,425	9.2%
Industrial properties - lessors	67	51,577	3.4%	65	49,502	3.3%
Office properties - lessors	61	41,174	2.7%	62	42,139	2.8%
Hotels	17	41,779	2.8%	16	40,047	2.7%
Special use - lessors	9	10,266	0.7%	10	10,501	0.7%
Mini Warehouses - lessors	19	8,076	0.5%	19	8,310	0.6%
Big box retail - lessors	1	6,571	0.4%	2	7,845	0.5%
Other	12	19,649	1.4%	9	5,371	0.4%
Total CRE NOO	356	$334,948	22.3%	348	$302,140	20.9%

Total CRE OO & NOO	818	$597,364	39.7%	817	$555,594	38.3%

Total Gross Loans		$1,503,890			$1,448,824
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

The following table sets forth certain information at June 30, 2026, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$6,362	$21,868	$76,893	$350,759	$455,882
Home equity	2,056	543	9,240	43,762	55,601
Commercial real estate	32,276	146,550	417,853	685	597,364
Construction and land development	25,671	16,024	31,419	4,596	77,710
Multifamily	26,226	48,373	105,295	254	180,148
Commercial business	40,542	41,920	20,819	-	103,281
Consumer	1,857	179	-	-	2,036
Manufactured homes	-	184	11,325	10,541	22,050
Government	2,242	6,587	989	-	9,818
Total loans receivable	$137,232	$282,228	$673,833	$410,597	$1,503,890
The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the six months ended June 30, 2026, the Company originated $15.2 million in new fixed rate mortgage loans for sale, compared to $18.1 million during the six months ended June 30, 2025. Net gains realized from the mortgage loan sales totaled $228 thousand for the three months ended June 30, 2026, compared to $378 thousand for the quarter ended June 30, 2025. Net gains realized from the mortgage loan sales totaled $485 thousand for the six months ended June 30, 2026, compared to $608 thousand for the six months ended June 30, 2025. The Company had loans of $1.1 million loans that were classified as held for sale at both June 30, 2026 and December 31, 2025.
Asset Quality
Non-performing loans include those loans that are 90 days or more past due and those loans that have been placed on nonaccrual status. The Company will at times maintain certain loans on accrual status, despite being over 90 days past due, for short periods of time when management has reason to believe payments are in the process of being received. The non-performing balance increases are driven by a variety of credits and not due to concentrations or an indication of overall economic stress within our customer base or footprint.
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2026	December 31, 2025
Residential real estate	$8,196	$5,932
Home equity	710	810
Commercial real estate	3,989	1,561
Construction and land development	593	653
Multifamily	1,760	696
Commercial business	1,290	1,439
Manufactured homes	11	71
Total	$16,549	$11,162
Non-performing loans to total loans	1.10%	0.77%
Non-performing loans to total assets	0.81%	0.55%
Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at June 30, 2026 or December 31, 2025.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2026	December 31, 2025
Residential real estate	$8,196	$6,016
Home equity	710	813
Commercial real estate	5,604	1,561
Construction and land development	2,145	2,234
Multifamily	1,760	696
Commercial business	1,819	1,439
Manufactured homes	-	71
Total	$20,234	$12,830
In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	June 30, 2026	December 31, 2025
Residential real estate	$6,092	$4,797
Home equity	412	305
Commercial real estate	13,658	13,200
Construction and land development	477	557
Multifamily	3,388	2,857
Commercial business	3,094	2,768
Manufactured homes	11	28
Total	$27,132	$24,512
At June 30, 2026, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or nonaccrual.

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
The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Loan Segment	2026	2025	2026	2025
Residential real estate	$131	$294	$394	$(1,761)
Home equity	54	116	48	(97)
Commercial real estate	230	(507)	(292)	2,702
Construction and land development	(38)	(149)	509	(1,156)
Multifamily	(108)	109	(105)	1,334
Commercial business	107	(35)	(411)	19
Consumer	11	8	23	17
Manufactured homes	(9)	(4)	-	(127)
Government	-	(17)	(12)	(40)
Total	$378	$(185)	$154	$891
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Three Months Ended June 30, 2026
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$49	$49
Commercial business	(43)	35	(8)
Consumer	(11)	1	(10)
Total	$(54)	$85	$31

(Dollars in thousands)	Three Months Ended June 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$19	$19
Commercial business	-	404	404
Consumer	(10)	1	(9)
Total	$(10)	$424	$414

(Dollars in thousands)	Six Months Ended June 30, 2026
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(5)	$70	$65
Commercial business	(43)	35	(8)
Consumer	(25)	2	(23)
Total	$(73)	$107	$34

(Dollars in thousands)	Six Months Ended June 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$35	$35
Commercial real estate	-	4	4
Multifamily	(46)	10	(36)
Commercial business	(61)	460	399
Consumer	(21)	1	(20)
Total	$(128)	$510	$382
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Allowance for credit losses	$17,694	$17,506
Total loans	$1,503,793	$1,450,387
Non-performing loans	$16,549	$11,162
ACL-to-total loans	1.18%	1.21%
ACL-to-non-performing loans (coverage ratio)	106.9%	156.8%
Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government agency securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $310.2 million at June 30, 2026, compared to $316.2 million at December 31, 2025, a decrease of $6.0 million (1.9%). The decrease in securities available for sale from year end, was primarily due to continued payoffs and lack of new purchases within the portfolio. The yield on the securities portfolio was 2.25% for the six months ended June 30, 2026 and 2.40% for the six months ended June 30, 2025. Management did not execute any securities sale transactions during the quarter. At June 30, 2026, the securities portfolio represented 16.3% of interest-earning assets and 15.2% of total assets compared to 16.9% of interest-earning assets and 15.6% of total assets at December 31, 2025.

The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government agency securities	$8,506	2.7%	$8,466	2.7%
Collateralized mortgage obligations and residential mortgage-backed securities	98,993	31.9%	104,665	33.1%
Municipal securities	200,790	64.7%	201,214	63.6%
Collateralized debt obligations	1,909	0.6%	1,882	0.6%
Total securities available-for-sale	$310,198	100.0%	$316,227	100.0%

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Interest bearing deposits in other financial institutions	$76,270	$101,382	$(25,112)	-24.8%
Federal Home Loan Bank stock	6,547	6,547	-	-
The decrease in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.
The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at June 30, 2026, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).
The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities	$-	—%	$8,506	1.00%	$-	—%	$-	—%	$8,506
Collateralized mortgage obligations and residential mortgage-backed securities	-	—%	-	—%	-	—%	98,993	1.55%	98,993
Municipal securities	-	—%	3,895	2.45%	39,293	2.93%	157,602	2.98%	200,790
Collateralized debt obligations	-	—%	-	—%	-	—%	1,909	3.30%	1,909
Totals	$-	—%	$12,401	1.46%	$39,293	2.93%	$258,504	2.43%	$310,198
Deposits
Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Checking	$584,901	$592,214	$(7,313)	(1.2%)
Savings	247,054	254,055	(7,001)	(2.8%)
Money market	403,140	381,111	22,029	5.8%
Certificates of deposit	497,449	499,591	(2,142)	(0.4%)
Total deposits	$1,732,544	$1,726,971	$5,573	0.3%

As of June 30, 2026, deposits totaled $1.73 billion, an increase of $5.6 million or 0.3% compared to December 31, 2025. Core deposits totaled $1.2 billion at both June 30, 2026 and December 31, 2025. Core deposits include checking, savings, and money market accounts and represented 71.3% of the Company’s total deposits at June 30, 2026. On June 30, 2026, balances for certificates of deposit totaled $497.4 million, compared to $499.6 million on December 31, 2025, a decrease of $2.1 million or 0.4%. The increase in deposits is primarily related to cyclical flows and continued planned adjustments to deposit pricing. The Company has experienced a high rate of deposit retention after the closure of two of its bank branches during the quarter.
Checking account balances decreased $7.3 million and interest bearing savings account balances decreased $7.0 million from year end primarily due to decreases in personal statement savings account balances. Money market account balances increased by $22.0 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $2.1 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 15.6% of total deposits at June 30, 2026 and 15.5% of total deposits at December 31, 2025. Interest bearing demand accounts, including money market and savings accounts, comprised 55.7% of total deposits at June 30, 2026 compared to 52.8% at December 31, 2025. Time accounts as a percentage of total deposits were 28.7% at June 30, 2026 and 28.9% at December 31, 2025.
The following table presents the average daily amount of deposits and average rates paid on such deposits for the periods indicated. The amounts are stated in thousands (000’s).

	Six Months Ended June 30,
	2026		2025
	Amount	Rate %	Amount	Rate %
Non-interest bearing demand deposits	$266,882	-	$278,815	-
Interest bearing demand deposits	310,338	0.63	312,100	0.74
MMDA accounts	391,646	2.78	345,490	2.98
Savings accounts	252,166	0.05	272,715	0.05
Certificates of deposit	492,877	3.10	545,466	3.47
Total deposits	$1,713,909	1.65	$1,754,586	2.14

Deposit rates decreased in the six months ended June 30, 2026 compared to same periods in 2025, primarily driven by a decrease in short-term market interest rates.
Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Federal funds purchased and repurchase agreements	$30,301	$39,703	$(9,402)	(23.7%)
Borrowed funds	65,000	45,000	20,000	44.4%
Total borrowed funds	$95,301	$84,703	$10,598	12.5%
Borrowings, federal funds purchased, and repurchase agreements totaled $95.3 million at June 30, 2026 compared to $84.7 million at December 31, 2025, an increase of $10.6 million or 12.5%. The increase in borrowings from December 31, 2025, was the result of new FHLB advances. As of June 30, 2026, 73% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of June 30, 2026, the Company had available liquidity of $604.3 million including borrowing capacity from the FHLB and Federal Reserve facilities.
Other assets totaled $33.1 million at June 30, 2026, compared to $34.9 million at December 31, 2025. The decrease in other assets is primarily related to decreased fair value of the Company's interest rate swap derivative asset as well as reductions in prepaid assets and deferred tax assets. Accrued expenses and other liabilities totaled $34.6 million at June 30, 2026, compared to $34.8 million at December 31, 2025. The decrease in accrued expenses and other liabilities is primarily the result of reduction of accrued interest on deposits, various accrued expenses, and the long-term operating liability related to leased properties.
Market Risk and Interest Rate Sensitivity
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of June 30, 2026, the Company has identified interest rate risk as our primary source of market risk.
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
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE at Risk based on our balance sheet as of June 30, 2026 (dollars in millions):

Interest Rate Scenario	EVE at Risk	Percent Change	Net interest income	Percent Change
+400 Bps	$248	-31.0%	$62.4	-4.1%
+300 Bps	$291	-19.0%	$64.1	-1.6%
+200 Bps	$330	-8.4%	$65.2	0.2%
+100 Bps	$352	-2.2%	$65.4	0.4%
No change	$360	0.0%	$65.1	0.0%
-100 Bps	$352	-2.2%	$65.1	0.0%
-200 Bps	$332	-7.7%	$66.0	1.3%
-300 Bps	$300	-16.6%	$66.6	2.3%
-400 Bps	$248	-31.0%	$67.3	3.3%

If interest rates across the yield curve were to uniformly decrease or increase up to 200 basis points, this analysis suggests the Bank may be positioned for relatively neutral changes in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase or decrease by 300 to 400 basis points, this analysis suggests a more pronounced impact to net interest income.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At June 30, 2026, we had five outstanding advances totaling $65 million and the ability to borrow up to $314.7 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At June 30, 2026, we had no outstanding balance from the Federal Reserve Bank of Chicago. At June 30, 2026, cash and cash equivalents were $94.6 million and secured borrowing capacity at the Federal Reserve Bank totaled $248.5 million, providing total additional liquidity sources of $604.3 million (excluding brokered deposit capacity).
The following table shows the Company’s sources of liquidity as of June 30, 2026 and December 31, 2025:

	Sources of Liquidity
	As of June 30, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$65,000	$314,743	$45,000	$380,737
Fed Discount Window	-	248,524	-	252,205
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$65,000	$604,267	$45,000	$673,942
During the six months ended June 30, 2026, cash and cash equivalents decreased by $25.0 million compared to a $2.0 million increase for the six months ended June 30, 2025. The primary sources of cash and cash equivalents were sales of loans originated for sale and the proceeds from borrowings. The primary uses of cash and cash equivalents were loan originations and the purchase of loans. Cash provided by operating activities totaled $8.4 million for the six months ended June 30, 2026, compared to cash provided of $1.0 million for the six months ended June 30, 2025. Cash used in operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale. Cash used in investing activities totaled $48.4 million for the current period, compared to cash provided by investing activities of $29.9 million for the six months ended June 30, 2025. Cash used in investing activities for the current six-month period was primarily related to the purchase of loans and net change in loans. Cash provided by financing activities totaled $15.1 million during the current period compared to net cash provided by financing activities of $2.0 million for the six months ended June 30, 2025. The net cash provided by financing activities was primarily the result of proceeds from borrowed funds partially offset by the repayment of borrowed funds. On a cash basis, the Company paid dividends on common stock of $1.0 million for the six months ended June 30, 2026, and $520 thousand for the six months ended June 30, 2025.
At June 30, 2026, outstanding commitments to fund loans totaled $268.4 million. Approximately 60.1% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $14.1 million at June 30, 2026. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.

Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the six months ended June 30, 2026, stockholders' equity increased by $3.6 million 2.1%. During the six months ended June 30, 2026, stockholders’ equity was primarily increased by net income of $4.3 million and offset by dividends declared of $1,040 thousand. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first six months of 2026 or 2025. During 2026, 11,541 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the condensed consolidated financial statements, of which 1,972 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
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
On March 19, 2026, the federal banking regulators issued three proposals to modernize the regulatory capital framework for banks of all sizes. The federal banking agencies stated the proposals would streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The proposals are intended to be the final phase of the Basel capital reforms. Comments on the proposals were due by June 18, 2026. The Company's management continues to evaluate the impact of these proposals on the Company, the Bank, and its business, financial condition, and results of operations.

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
During the six months ended June 30, 2026, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.1 million. These investments currently have ratings that are below investment grade. As a result, approximately $1.9 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.
In addition, the following table shows that, at June 30, 2026 and December 31, 2025, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$189,965	11.81%	$72,385	4.50%	$104,557	6.50%
Tier 1 capital to risk-weighted assets	$189,965	11.81%	$96,514	6.00%	$128,685	8.00%
Total capital to risk-weighted assets	$209,575	13.03%	$128,685	8.00%	$160,856	10.00%
Tier 1 leverage ratio	$189,965	9.31%	$81,581	4.00%	$101,976	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%
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

Results of Operations - Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
For the quarter ended June 30, 2026, the Company reported net income of $2.1 million, compared to net income of $2.2 million for the quarter ended June 30, 2025, a decrease of $58 thousand. For the quarter ended June 30, 2026, the ROA was 0.42%, compared to 0.42 % for the quarter ended June 30, 2025. The ROE was 4.74% for the quarter ended June 30, 2026, compared to 5.66% for the quarter ended June 30, 2025.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2026			June 30, 2025
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$78,886	$718	3.64%	$57,749	$614	4.25%
Federal funds sold	1,046	8	3.06%	868	8	3.69%
Securities available-for-sale	309,251	1,757	2.27%	327,867	1,980	2.42%
Loans receivable	1,474,063	20,468	5.55%	1,486,861	19,940	5.36%
Federal Home Loan Bank stock	6,547	114	6.97%	6,547	128	7.82%
Total interest earning assets	1,869,793	$23,065	4.93%	1,879,892	$22,670	4.82%
Cash and non-interest bearing deposits in other financial institutions	15,504			27,192
Allowance for credit losses	(17,418)			(18,028)
Other non-interest bearing assets	143,484			152,880
Total assets	$2,011,363			$2,041,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,446,072	$7,159	1.98%	$1,470,225	$7,780	2.12%
Federal funds purchased and repurchase agreements	33,076	233	2.82%	44,401	370	3.33%
Borrowed funds	51,925	493	3.80%	58,995	575	3.90%
Total interest bearing liabilities	1,531,073	$7,885	2.06%	1,573,621	$8,725	2.22%
Non-interest bearing deposits	268,540			278,620
Other non-interest bearing liabilities	35,243			37,703
Total liabilities	1,834,856			1,889,944
Total stockholders' equity	176,507			151,992
Total liabilities and stockholders' equity	$2,011,363			$2,041,936
Net interest income		$15,180			$13,945

Return on average assets	0.42%			0.42%
Return on average equity	4.74%			5.66%
Net interest margin (average earning assets)	3.25%			2.97%
Net interest margin (average earning assets) - tax equivalent	3.37%			3.11%
Net interest spread	2.87%			2.60%
Ratio of interest-earning assets to interest-bearing liabilities	1.22x			1.19x
Net interest income for the quarter ended June 30, 2026, was $15.2 million, an increase of $1.2 million (8.9%), compared to $13.9 million for the quarter ended June 30, 2025. The weighted-average yield on interest-earning assets was 4.93% for the quarter June 30, 2026, compared to 4.82% for the quarter ended June 30, 2025. The weighted-average cost of interest-bearing liabilities for the quarter ended June 30, 2026, was 2.06% compared to 2.22% for the quarter ended June 30, 2025. The impact of the 4.93% return on interest-earning assets and the 2.06% cost of interest-bearing liabilities resulted in an interest rate spread of 2.87% for the current quarter, an increase from the 2.60% spread for the quarter ended June 30, 2025. On a tax adjusted basis, the Company’s net interest margin was 3.37% for the quarter ended June 30, 2026, compared to 3.11% for the quarter ended June 30, 2025. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin on a tax-equivalent basis represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	June 30, 2026	June 30, 2025
Calculation of net interest margin, tax-equivalent basis
Net interest income	$15,180	$13,945
Tax-equivalent adjustment on securities and loans	580	674
Net interest income (tax-equivalent basis)	$15,760	$14,619
Total average earning assets	$1,869,793	$1,879,892
Net interest margin (tax-equivalent basis)	3.37%	3.11%
The increased net interest income and net interest margin for the quarter ended June 30, 2026, was primarily due to continued repricing and maturity of the existing loan portfolio, as well as strength in new loan originations.
The following table shows the change in non-interest income for the quarter ending June 30, 2026, and June 30, 2025.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2026 vs. 6/30/2025
	2026	2025	$ Change	% Change
Non-interest income:
Fees and service charges	$1,331	$1,330	$1	0.1%
Wealth management operations	748	696	52	7.5%
Gain (loss) on sale of loans held-for-sale, net	228	378	(150)	(39.7)%
Bank owned life insurance	223	220	3	1.4%
Gain (loss) on sale of property and equipment	(180)	-	(180)	N/A
Other	48	59	(11)	(18.6)%
Total non-interest income	$2,398	$2,683	$(285)	(10.6%)
The decrease in non-interest income during the quarter ended June 30, 2026 compared to the same period in 2025 was primarily due to a $180 thousand dollar loss associated with the closure of one of the Company's leased branch locations.
The following table shows the change in non-interest expense for the three months ending June 30, 2026 and June 30, 2025.

(Dollars in thousands)	Three Months Ended June 30,		6/30/2026 vs. 6/30/2025
	2026	2025	$ Change	% Change
Non-interest expense:
Compensation and benefits	$8,033	$7,313	$720	9.8%
Occupancy and equipment	1,741	1,935	(194)	(10.0)%
Data processing	1,176	1,341	(165)	(12.3)%
Marketing	266	214	52	24.3%
Federal deposit insurance premiums	347	471	(124)	(26.3)%
Professional and outside services	1,221	1,115	106	9.5%
Technology	516	545	(29)	(5.3)%
Other	1,557	1,852	(295)	(15.9)%
Total non-interest expense	$14,857	$14,786	$71	0.5%
Increases in non-interest expenses during the quarter ended June 30, 2026 were primarily attributable to higher compensation and benefits and the seasonality of certain professional and outside services expenses.
The expense for income taxes was $364 thousand for the quarter ended June 30, 2026, as compared to the benefit of $35 thousand for the quarter ended June 30, 2025. The effective tax rate was 14.8% for the quarter ended June 30, 2026 as compared to negative 1.7% for the quarter ended June 30, 2025. The Company’s higher current effective tax rate for the quarter ended June 30, 2026, is primarily a result of updated projected earnings levels used in estimating full year 2026 tax accrual as well as the expiration of tax credits which no longer reduced tax expense in 2026.
Results of Operations - Comparison of the Six Months Ended June 30, 2026 to June 30, 2025
For the six months ended June 30, 2026, the Company reported net income of $4.3 million, an increase of $1.7 million (66.3%) compared to $2,606 thousand for the six months ended June 30, 2025. For the six months ended June 30, 2026, the ROA was 0.43%, compared to 0.25% for the six months ended June 30, 2025. The ROE was 4.87% for the six months ended June 30, 2026, compared to 3.39% for the six months ended June 30, 2025.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	June 30, 2026			June 30, 2025
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$87,520	1,667	3.81%	$55,663	$1,154	4.15%
Federal funds sold	1,283	19	2.96%	1,120	21	3.75%
Securities available-for-sale	313,934	3,528	2.25%	331,941	3,977	2.40%
Loans receivable	1,460,070	40,339	5.53%	1,492,555	39,595	5.31%
Federal Home Loan Bank stock	6,547	233	7.12%	6,547	264	8.06%
Total interest earning assets	1,869,354	45,786	4.90%	1,887,826	$45,011	4.77%
Cash and non-interest bearing deposits in other financial institutions	15,646			27,553
Allowance for credit losses	(17,513)			(17,490)
Other non-interest bearing assets	143,470			153,014
Total assets	$2,010,957			$2,050,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,447,028	14,118	1.95%	$1,475,771	$15,825	2.14%
Federal funds purchased and repurchase agreements	35,580	505	2.84%	43,023	718	3.34%
Borrowed funds	48,648	912	3.75%	60,297	1,210	4.01%
Total interest bearing liabilities	1,531,256	15,535	2.03%	1,579,091	$17,753	2.25%
Non-interest bearing deposits	266,882			278,815
Other non-interest bearing liabilities	34,917			39,305
Total liabilities	1,833,055			1,897,211
Total stockholders' equity	177,902			153,692
Total liabilities and stockholders' equity	$2,010,957			$2,050,903
Net interest income		30,251			$27,258

Return on average assets	0.43%			0.25%
Return on average equity	4.87%			3.39%
Net interest margin (average earning assets)	3.24%			2.89%
Net interest margin (average earning assets) - tax equivalent	3.36%			3.03%
Net interest spread	2.87%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities	1.22x			1.20x
Net interest income for the six months ended June 30, 2026, was $30.3 million, an increase of $3.0 million (11.0%), compared to $27.3 million for the six months ended June 30, 2025. The weighted-average yield on interest-earning assets was 4.90% for the six months ended June 30, 2026 compared to 4.77% for the six months ended June 30, 2025. The weighted-average cost of interest-bearing liabilities for the six months ended June 30, 2026, was 2.03% compared to 2.25% for the six months ended June 30, 2025. The impact of the 4.90% return on interest-earning assets and the 2.03% cost of interest-bearing liabilities resulted in an interest rate spread of 2.87% for the six months ended June 30, 2026, an increase from the 2.52% spread for the six months ended June 30, 2025. The Company’s net interest margin on a tax-equivalent basis was 3.36% for the six months ended June 30, 2026, compared to 3.03% for the six months ended June 30, 2025. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Calculation of net interest margin, tax-equivalent basis
Net interest income	$30,251	$27,258
Tax-equivalent adjustment on securities and loans	1,162	1,344
Net interest income (tax-equivalent basis)	$31,413	$28,602
Total average earning assets	$1,869,354	$1,887,826
Net interest margin (tax-equivalent basis)	3.36%	3.03%
The increased net interest income and net interest margin for the six months ended June 30, 2026, was primarily the result of reduced deposit and borrowing costs as well as strength in new loan originations.
The following table shows the change in non-interest income for the six months ended June 30, 2026, and June 30, 2025.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2026 vs. 6/30/2025
	2026	2025	$ Change	% Change
Non-interest income:
Fees and service charges	$2,626	$2,439	$187	7.7%
Wealth management operations	1,409	1,315	94	7.1%
Gain (loss) on tax credit investment	-	67	(67)	(100.0)%
Gain (loss) on sale of loans held-for-sale, net	485	608	(123)	(20.2)%
Bank owned life insurance	424	418	6	1.4%
Gain (loss) on sale of property and equipment	(180)	-	(180)	N/A
Other	51	65	(14)	(21.5)%
Total non-interest income	$4,815	$4,912	$(97)	(2.0%)
The decrease in non-interest income was primarily due to a $180 thousand dollar loss associated with the closure of one of the Company's leased branch locations and reduced gains on the sale of loans held-for-sale partially offset by an increase in fees and service charges.

The following table shows the change in non-interest expense for the six months ended June 30, 2026, and June 30, 2025.

(Dollars in thousands)	Six Months Ended June 30,		6/30/2026 vs. 6/30/2025
	2026	2025	$ Change	% Change
Non-interest expense:
Compensation and benefits	$15,624	$14,685	$939	6.4%
Occupancy and equipment	3,732	4,046	(314)	(7.8)%
Data processing	2,281	2,380	(99)	(4.2)%
Marketing	853	300	553	184.3%
Federal deposit insurance premiums	728	904	(176)	(19.5)%
Professional and outside services	2,390	2,375	15	0.6%
Technology	1,024	999	25	2.5%
Other	2,993	3,569	(576)	(16.1)%
Total non-interest expense	$29,625	$29,258	$367	1.3%
Increases in non-interest expenses during the six months ended June 30, 2026, were primarily attributable to planned increases in marketing expenses, due to seasonal promotion and planned business generation purposes, as well as compensation and benefit expense.
The provision for income taxes was $787 thousand for the six months ended June 30, 2026 as compared to the provision of $126 thousand for the six months ended June 30, 2025. The effective tax rate was 15.4% for the six months ended June 30, 2026, as compared to 4.6% for the six months ended June 30, 2025. The Company’s year-to-date effective tax rate for the six months ended June 30, 2026, is primarily a result of updated projected earnings levels used in estimating full year 2026 tax accrual as well as expiration of tax credits which no longer reduced tax expense in 2026.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of June 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
Not Applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended June 30, 2026 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2026 –January 31, 2026	-	N/A	-	48,828
February 1, 2026 – February 28, 2026	1,508	$38.79	-	48,828
March 1, 2026 – March 31, 2026	-	N/A	-	48,828
April 1, 2026 – April 30, 2026	88	$33.80	-	48,828
May 1, 2026 – May 31, 2026	167	$31.30	-	48,828
June 1, 2026 – June 30, 2026	209	$34.44	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s Plan. For the six months ended June 30, 2026, 1,972 shares were reacquired at an average per share price of $37.47 pursuant to these tax withholding transactions.
Item 3.    Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and between First Financial Bancorp and Finward Bancorp, dated as of July 21, 2026 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated July 21, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.
101
The following materials from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: August 13, 2026	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: August 13, 2026	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial Officer and Treasurer