Form 10-Q
period 2026-09-30
Finward Bancorp
filed 2026-11-13
CIK 919864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2026 or

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller Reporting Company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☒
There were 4,330,684 shares of the registrant’s Common Stock, without par value, outstanding at November 6, 2026.

Finward Bancorp
Index

Page Number
PART I. Financial Information

Item 1. Unaudited Financial Statements and Notes	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	62

Item 4. Controls and Procedures	62

PART II. Other Information

Item 1. Legal Proceedings	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 5. Other Information	64

Item 6. Exhibits	64

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certifications
101 XBRL Interactive Data File

SIGNATURES	65

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

PART I. Financial Information
Item 1. Financial Statements and Notes (unaudited)
Finward Bancorp
Condensed Consolidated Balance Sheets

	(unaudited)
(Dollars in thousands)	September 30, 2026	December 31, 2025
ASSETS
Cash and non-interest bearing deposits in other financial institutions	$16,630	$18,265
Interest bearing deposits in other financial institutions	74,978	101,382
Federal funds sold	1,051	-
Total cash and cash equivalents	92,659	119,647
Securities available-for-sale	279,869	316,227
Loans held-for-sale	2,181	1,096
Loans receivable, net of deferred fees and costs	1,499,222	1,450,387
Less: Allowance for credit losses	(17,542)	(17,506)
Net loans receivable	1,481,680	1,432,881
Federal Home Loan Bank stock	6,547	6,547
Accrued interest receivable	7,802	7,781
Premises and equipment	43,499	44,976
Cash value of bank owned life insurance	34,225	33,586
Goodwill	22,395	22,395
Other intangible assets	896	1,172
Other assets	42,372	34,873
Total assets	$2,014,125	$2,021,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$281,477	$267,441
Interest bearing	1,476,980	1,459,530
Total	1,758,457	1,726,971
Federal funds purchased and repurchase agreements	24,849	39,703
Borrowed funds	35,000	45,000
Accrued expenses and other liabilities	37,977	34,844
Total liabilities	1,856,283	1,846,518
Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par or stated value; 10,000,000 shares authorized, none outstanding	-	-
Common stock, no par or stated value; 10,000,000 shares authorized; shares issued and outstanding: September 30, 2026 - 4,330,893 December 31, 2025 - 4,326,747	-	-
Additional paid-in capital	71,232	70,331
Accumulated other comprehensive loss	(63,520)	(41,662)
Retained earnings	150,130	145,994
Total stockholders' equity	157,842	174,663
Total liabilities and stockholders' equity	$2,014,125	$2,021,181

See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans receivable	$21,438	$20,246	$61,777	$59,841
Securities	1,768	1,965	5,296	5,942
Other interest earning assets	811	1,129	2,730	2,568
Total interest income	24,017	23,340	69,803	68,351
Interest expense:
Deposits	7,478	7,996	21,596	23,821
Federal funds purchased and repurchase agreements	191	392	696	1,110
Borrowed funds	406	509	1,318	1,719
Total interest expense	8,075	8,897	23,610	26,650
Net interest income	15,942	14,443	46,193	41,701
Provision for (benefit from) credit losses	124	(301)	443	(121)
Net interest income after provision for credit losses	15,818	14,744	45,750	41,822
Non-interest income:
Fees and service charges	1,251	1,463	3,877	3,902
Wealth management operations	725	759	2,134	2,074
Gain (loss) on tax credit investment	-	23	-	90
Gain (loss) on sale of loans held-for-sale, net	281	265	766	873
Bank owned life insurance	215	439	639	857
Gain (loss) on sale of property and equipment	182	(56)	2	(56)
Other	1	20	52	85
Total non-interest income	2,655	2,913	7,470	7,825
Non-interest expense:
Compensation and benefits	9,735	7,330	25,359	22,015
Occupancy and equipment	1,693	2,004	5,425	6,050
Data processing	1,210	1,116	3,491	3,496
Marketing	399	257	1,252	557
Federal deposit insurance premiums	383	399	1,111	1,303
Professional and outside services	1,614	945	4,004	3,320
Technology	594	549	1,618	1,548
Other	1,355	1,497	4,348	5,066
Total non-interest expense	16,983	14,097	46,608	43,355
Income before income tax expense	1,490	3,560	6,612	6,292
Income tax expense (benefit)	129	63	916	189
Net income	$1,361	$3,497	$5,696	$6,103

Earnings per common share:
Basic	$0.32	$0.82	$1.33	$1.43
Diluted	$0.31	$0.81	$1.32	$1.42

Dividends declared per common share	$0.12	$0.12	$0.36	$0.24
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$1,361	$3,497	$5,696	$6,103

Unrealized gains (losses) on securities available for sale:
Changes in unrealized gains (losses) on securities available for sale	(28,924)	10,912	(28,754)	11,601
Less: tax expense (benefit)	(6,936)	2,618	(6,896)	2,783
Other comprehensive income (loss), net of tax	(21,988)	8,294	(21,858)	8,818
Comprehensive income (loss), net of tax	$(20,627)	$11,791	$(16,162)	$14,921
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

(Dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2025	$-	$70,263	$(57,560)	$141,550	$154,253
Net income	-	-	-	3,497	3,497
Other comprehensive income (loss), net of tax	-	-	8,294	-	8,294
Net surrender value of 5,328 restricted stock awards	-	(146)	-	-	(146)
Stock-based compensation expense	-	116	-	-	116
Cash dividends, $0.12 per share	-	-	-	(519)	(519)
Balance at September 30, 2025	$-	$70,233	$(49,266)	$144,528	$165,495

Balance at January 1, 2025	$-	$70,034	$(58,084)	$139,464	$151,414
Net income	-	-	-	6,103	6,103
Other comprehensive income (loss), net of tax	-	-	8,818	-	8,818
Net surrender value of 5,328 restricted stock awards	-	(146)	-	-	(146)
Stock-based compensation expense	-	345	-	-	345
Cash dividends, $0.24 per share	-	-	-	(1,039)	(1,039)
Balance at September 30, 2025	$-	$70,233	$(49,266)	$144,528	$165,495

Balance at June 30, 2026	$-	$70,530	$(41,532)	$149,289	$178,287
Net income	-	-	-	1,361	1,361
Other comprehensive income (loss), net of tax	-	-	(21,988)	-	(21,988)
Net surrender value of 0 restricted stock awards	-	-	-	-	-
Stock-based compensation expense	-	702	-	-	702
Cash dividend, $0.12 per share	-	-	-	(520)	(520)
Balance at September 30, 2026	$-	$71,232	$(63,520)	$150,130	$157,842

Balance at January 1, 2026	$-	$70,331	$(41,662)	$145,994	$174,663
Net income	-	-	-	5,696	5,696
Other comprehensive income (loss), net of tax	-	-	(21,858)	-	(21,858)
Net surrender value of 1,972 restricted stock awards	-	(75)	-	-	(75)
Stock-based compensation expense	-	976	-	-	976
Cash dividends, $0.36 per share	-	-	-	(1,560)	(1,560)
Balance at September 30, 2026	$-	$71,232	$(63,520)	$150,130	$157,842
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,696	$6,103
Adjustments to reconcile net income to net cash provided by operating activities:
Origination of loans for sale	(27,941)	(29,276)
Sale of loans originated for sale	27,631	28,788
Depreciation and amortization, net of accretion	3,556	4,684
Stock based compensation expense	976	345
Cash payments for lease liabilities	(1,223)	(1,201)
(Gain) loss on sale of loans held-for-sale, net	(775)	(906)
(Gain) loss on sale of property and equipment	(2)	56
(Increase) decrease of cash value of bank owned life insurance	(639)	(864)
(Gain) loss on derivatives	9	33
Provision for (benefit from) credit losses	443	(121)
Change in:
Interest receivable	(21)	136
Interest payable	(363)	(542)
Other assets	(682)	2,555
Accrued expenses and other liabilities	4,518	(7,630)
Total adjustments	5,487	(3,943)
Net cash provided by (used in) operating activities	11,183	2,160
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and pay downs of securities available-for-sale	8,632	8,934
Purchase of securities available-for-sale	(2,003)	-
Purchase of loans	(10,312)	-
Net change in loans receivable	(39,183)	34,706
Purchase of premises and equipment	(668)	(613)
Proceeds from sale of premises and equipment	276	667
Proceeds from sale of foreclosed real estate	90	-
Proceeds from death benefits of bank owned life insurance	-	535
Net cash provided by (used in) investing activities	(43,168)	44,229
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits	31,486	(9,920)
Proceeds from borrowed funds	70,000	30,000
Repayment of borrowed funds	(80,000)	(40,000)
Net surrender value of restricted stock awards	(75)	(146)
Change in federal funds purchased and repurchase agreements	(14,854)	8,310
Dividends paid	(1,560)	(1,039)
Net cash provided by (used in) financing activities	4,997	(12,795)
Net change in cash and cash equivalents	(26,988)	33,594
Cash and cash equivalents at beginning of period	119,647	70,584
Cash and cash equivalents at end of period	$92,659	$104,178
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,931	$26,728
Income taxes	480	-
Noncash activities:
Transfer of premises and equipment to assets held for sale	103	-
See accompanying notes to condensed consolidated financial statements.

Finward Bancorp
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation
Organization and Description of Business
The condensed consolidated financial statements include the accounts of Finward Bancorp (the “Company” or “FNWD”) and Peoples Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Peoples Service Corporation, NWIN, LLC, NWIN Funding, Incorporated, and Columbia Development Company, LLC. The Company has no other business activity other than being a holding company for the Bank and the Company’s earnings are primarily dependent upon the earnings of the Bank. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures required by GAAP for complete presentation of condensed consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated balance sheets of the Company as of September 30, 2026, and December 31, 2025, and the condensed consolidated statements of income, comprehensive income (loss), and changes in stockholders’ equity for the three and nine months ended September 30, 2026, and 2025, and condensed consolidated statements of cash flows for the nine months ended September 30, 2026, and 2025. The income reported for the nine months ended September 30, 2026, is not necessarily indicative of the results to be expected for the full year.
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

Note 4 - Securities
The estimated fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2026
U.S. government agency securities(1)	$8,885	$-	$(364)	$8,521
U.S. treasury securities	1,997	-	(21)	1,976
Collateralized mortgage obligations and residential mortgage-backed securities	115,197	-	(22,622)	92,575
Municipal securities	235,209	-	(60,120)	175,089
Collateralized debt obligations	2,134	-	(426)	1,708
Total securities available-for-sale	$363,422	$-	$(83,553)	$279,869

(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

	(Dollars in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
U.S. government agency securities(1)	$8,884	$-	$(418)	$8,466
Collateralized mortgage obligations and residential mortgage-backed securities	123,833	-	(19,168)	104,665
Municipal securities	236,168	2	(34,956)	201,214
Collateralized debt obligations	2,141	-	(259)	1,882
Total securities available-for-sale	$371,026	$2	$(54,801)	$316,227

(1) Includes securities issued or backed by the U.S. government and its agencies and U.S. government sponsored entities.

The cost basis and estimated fair value of available-for-sale debt securities at September 30, 2026, by contractual maturity, were as follows. Securities not due at a single maturity date, primarily collateralized mortgage obligations and residential mortgage-backed securities, are shown separately.

	(Dollars in thousands)
	Available-for-sale
September 30, 2026	Cost Basis	Estimated Fair Value
Due in one year or less	$3,000	$2,915
Due from one to five years	12,407	11,720
Due from five to ten years	54,381	42,874
Due over ten years	178,437	129,785

Collateralized mortgage obligations and residential mortgage-backed securities	115,197	92,575
Total	$363,422	$279,869
There were no sales of available-for-sale securities for the three and nine months ended September 30, 2026 and 2025.

Accumulated other comprehensive income/(loss) balances, net of tax, related to available-for-sale securities, were as follows:

(Dollars in thousands)
Unrealized loss
Beginning balance, July 1, 2026	$(41,532)
Period change	(21,988)
Ending balance, September 30, 2026	$(63,520)

(Dollars in thousands)
Unrealized loss
Beginning balance, July 1, 2025	$(57,560)
Period change	8,294
Ending balance, September 30, 2025	$(49,266)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2026	$(41,662)
Period change	(21,858)
Ending Balance, September 30, 2026	$(63,520)

(Dollars in thousands)
Unrealized loss
Beginning Balance, January 1, 2025	$(58,084)
Period change	8,818
Ending balance, September 30, 2025	$(49,266)

Securities with market values of approximately $274.3 million and $315.5 million were pledged as of September 30, 2026 and December 31, 2025, respectively, as collateral for repurchase agreements, public funds, and for other purposes as permitted or required by law.
Securities with unrealized losses not recognized in income at September 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
September 30, 2026
U.S. government agency securities	$-	$-	$8,521	$(364)	$8,521	$(364)	100.0%
U.S. government treasuries	1,976	(21)	-	-	1,976	(21)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	1,478	(418)	91,097	(22,204)	92,575	(22,622)	100.0%
Municipal securities	-	-	175,089	(60,120)	175,089	(60,120)	100.0%
Collateralized debt obligations	-	-	1,708	(426)	1,708	(426)	100.0%
Total	$3,454	$(439)	$276,415	$(83,114)	$279,869	$(83,553)	100.0%
Number of securities		1		371		372

			(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Percentage of Total Portfolio in Loss Position
December 31, 2025
U.S. government agency securities	$-	$-	$8,466	$(418)	$8,466	$(418)	100.0%
Collateralized mortgage obligations and residential mortgage-backed securities	-	-	104,665	(19,168)	104,665	(19,168)	100.0%
Municipal securities	-	-	200,469	(34,956)	200,469	(34,956)	99.6%
Collateralized debt obligations	-	-	1,882	(259)	1,882	(259)	100.0%
Total	$-	$-	$315,482	$(54,801)	$315,482	$(54,801)	99.8%
Number of securities		-		369		369
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
Collateralized debt obligations with a cost basis of $2.1 million and fair value of $1.7 million at September 30, 2026 and a cost basis of $2.1 million and a fair value of $1.9 million at December 31, 2025, had previously recorded impairment of $173 thousand, which will not be recoverable until maturity of the security.

Accrued interest receivable on AFS debt securities totaled $2.1 million at September 30, 2026, and $2.0 million at December 31, 2025. These amounts are excluded from the estimate of credit losses. The Company made the policy election to exclude accrued interest from the amortized cost basis of AFS debt securities and report accrued interest separately on the condensed consolidated balance sheet.
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
Loans consist of the following as of September 30, 2026, and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loans secured by real estate:
Residential real estate	$454,668	$442,443
Home equity	53,180	53,497
Commercial real estate	595,850	555,594
Construction and land development	86,646	77,208
Multifamily	173,382	183,902
Total loans secured by real estate	1,363,726	1,312,644
Commercial business	105,513	99,304
Consumer	278	870
Manufactured homes	21,318	23,708
Government	7,640	12,298
Loans receivable	1,498,475	1,448,824
Add:
Net deferred loan origination costs	745	1,606
Loan clearing funds	2	(43)
Loans receivable, net of deferred fees and costs	$1,499,222	$1,450,387

The Company's age analysis of past due loans is summarized below:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due and Accruing	Current	Accruing Loans	Nonaccrual Loans	Total Loans Receivable
September 30, 2026
Residential real estate	$5,054	$1,139	$-	$6,193	$439,742	$445,935	$8,733	$454,668
Home equity	1,010	158	-	1,168	51,253	52,421	759	53,180
Commercial real estate	4,045	4,771	-	8,816	583,028	591,844	4,006	595,850
Construction and land development	540	-	-	540	85,513	86,053	593	86,646
Multifamily	1,427	704	-	2,131	169,887	172,018	1,364	173,382
Commercial business	993	54	-	1,047	103,182	104,229	1,284	105,513
Consumer	-	4	-	4	274	278	-	278
Manufactured homes	-	164	-	164	21,105	21,269	49	21,318
Government	-	-	-	-	7,640	7,640	-	7,640
Total	$13,069	$6,994	$-	$20,063	$1,461,624	$1,481,687	$16,788	$1,498,475

December 31, 2025
Residential real estate	$4,991	$1,552	$-	$6,543	$429,968	$436,511	$5,932	$442,443
Home equity	324	-	-	324	52,363	52,687	810	53,497
Commercial real estate	4,106	3,905	-	8,011	546,022	554,033	1,561	555,594
Construction and land development	2,343	129	-	2,472	74,083	76,555	653	77,208
Multifamily	450	1,303	-	1,753	181,453	183,206	696	183,902
Commercial business	1,214	47	-	1,261	96,604	97,865	1,439	99,304
Consumer	-	-	-	-	870	870	-	870
Manufactured homes	241	28	-	269	23,368	23,637	71	23,708
Government	-	-	-	-	12,298	12,298	-	12,298
Total	$13,669	$6,964	$-	$20,633	$1,417,029	$1,437,662	$11,162	$1,448,824
The following table shows the amortized cost of loans, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2026, and December 31, 2025, and gross charge-offs for the nine months ended September 30, 2026, and for the year ended December 31, 2025.

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$275,146	$177,485	$116,121	$128,905	$251,986	$548,832	$-	$-	$1,498,475
Total current period gross charge-off	$(1)	$(5)	$(43)	$(90)	$(95)	$(116)	$-	$-	$(350)

Residential real estate
Pass (1-6)	$47,308	$19,805	$18,341	$24,709	$73,666	$256,404	$-	$-	$440,233

Special Mention (7)	304	406	-	479	1,131	3,382	-	-	5,702
Substandard (8)	-	283	72	801	4,167	3,410	-	-	8,733
Total	$47,612	$20,494	$18,413	$25,989	$78,964	$263,196	$-	$-	$454,668
Current period gross charge-off	-	(5)	-	(90)	(26)	-	-	-	(121)

Home equity
Pass (1-6)	$11,205	$10,094	$5,914	$6,035	$8,849	$9,722	$-	$-	$51,819
Special Mention (7)	-	-	100	71	92	339	-	-	602
Substandard (8)	-	-	16	263	40	440	-	-	759
Total	$11,205	$10,094	$6,030	$6,369	$8,981	$10,501	$-	$-	$53,180
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$101,685	$70,157	$65,803	$68,414	$104,180	$164,970	$-	$-	$575,209
Special Mention (7)	178	655	998	3,302	1,981	5,327	-	-	12,441
Substandard (8)	178	-	1,016	523	2,024	4,459	-	-	8,200
Total	$102,041	$70,812	$67,817	$72,239	$108,185	$174,756	$-	$-	$595,850
Current period gross charge-off	-	-	-	-	(69)	-	-	-	(69)

Construction and land development
Pass (1-6)	$48,106	$28,616	$6,796	$1,761	$275	$114	$-	$-	$85,668
Special Mention (7)	385	-	-	-	-	-	-	-	385
Substandard (8)	-	-	-	593	-	-	-	-	593
Total	$48,491	$28,616	$6,796	$2,354	$275	$114	$-	$-	$86,646
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$19,602	$14,864	$5,706	$12,142	$43,261	$73,406	$-	$-	$168,981
Special Mention (7)	1,982	-	-	-	-	710	-	-	2,692
Substandard (8)	415	-	-	191	1,103	-	-	-	1,709
Total	$21,999	$14,864	$5,706	$12,333	$44,364	$74,116	$-	$-	$173,382
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial business
Pass (1-6)	$41,885	$27,784	$10,809	$7,718	$8,357	$4,113	$-	$-	$100,666
Special Mention (7)	-	838	311	881	702	184	-	-	2,916
Substandard (8)	697	-	130	968	68	68	-	-	1,931
Total	$42,582	$28,622	$11,250	$9,567	$9,127	$4,365	$-	$-	$105,513
Current period gross charge-off	-	-	(43)	-	-	(59)	-	-	(102)

Consumer
Pass (1-6)	$139	$48	$36	$33	$10	$8	$-	$-	$274

Substandard (8)	-	-	-	4	-	-	-	-	4
Total	$139	$48	$36	$37	$10	$8	$-	$-	$278
Current period gross charge-off	(1)	-	-	-	-	(57)	-	-	(58)

Manufactured homes
Pass (1-6)	$-	$95	$73	$17	$1,445	$19,475	$-	$-	$21,105
Special Mention (7)	-	-	-	-	-	164	-	-	$164
Substandard (8)	-	-	-	-	-	49	-	-	49
Total	$-	$95	$73	$17	$1,445	$19,688	$-	$-	$21,318
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$1,077	$3,840	$-	$-	$634	$2,089	$-	$-	$7,640
Total	$1,077	$3,840	$-	$-	$634	$2,089	$-	$-	$7,640
Current period gross charge-off	-	-	-	-	-	-	-	-	-

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term	Total
Total Loans Receivable	$132,738	$125,371	$125,504	$257,065	$260,859	$438,852	$106,883	$1,552	$1,448,824
Total current period gross charge-off	$(202)	$-	$(44)	$-	$(13)	$(496)	$-	$-	(755)

Residential real estate
Pass (1-6)	$12,570	$19,139	$26,559	$80,834	$93,636	$196,415	$2,477	$-	$431,630
Special Mention (7)	-	-	619	1,464	1,063	1,651	-	-	4,797
Substandard (8)	296	74	887	1,475	430	2,854	-	-	6,016
Total	$12,866	$19,213	$28,065	$83,773	$95,129	$200,920	$2,477	$-	$442,443
Current period gross charge-off	-	-	-	-	(13)	-	-	-	(13)

Home equity
Pass (1-6)	$766	$92	$41	$232	$49	$2,086	$47,926	$1,187	$52,379
Special Mention (7)	-	-	7	-	-	59	45	194	305
Substandard (8)	-	24	-	-	20	181	417	171	813
Total	$766	$116	$48	$232	$69	$2,326	$48,388	$1,552	$53,497
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass (1-6)	$58,029	$65,768	$62,929	$111,515	$78,531	$160,344	$3,717	$-	$540,833
Special Mention (7)	25	410	2,214	2,865	3,403	4,283	-	-	13,200
Substandard (8)	-	-	208	221	-	1,132	-	-	1,561
Total	$58,054	$66,178	$65,351	$114,601	$81,934	$165,759	$3,717	$-	$555,594

Current period gross charge-off	-	-	-	-	-	-	-	-	-

Construction and land development
Pass (1-6)	$36,388	$19,226	$12,795	$2,288	$1,074	$753	$1,893	$-	$74,417
Special Mention (7)	-	-	-	129	428	-	-	-	557
Substandard (8)	-	-	939	60	1,235	-	-	-	2,234
Total	$36,388	$19,226	$13,734	$2,477	$2,737	$753	$1,893	$-	$77,208
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Multifamily
Pass (1-6)	$12,249	$6,289	$11,215	$44,804	$64,357	$40,791	$644	$-	$180,349
Special Mention (7)	-	-	-	756	374	1,727	-	-	2,857
Substandard (8)	-	-	200	409	-	87	-	-	696
Total	$12,249	$6,289	$11,415	$45,969	$64,731	$42,605	$644	$-	$183,902
Current period gross charge-off	-	-	-	-	-	(201)	-	-	(201)

Commercial business
Pass (1-6)	$6,601	$11,813	$5,661	$7,121	$4,595	$10,980	$48,326	$-	$95,097
Special Mention (7)	299	61	260	62	18	737	1,331	-	2,768
Substandard (8)	-	87	898	34	124	189	107	-	1,439
Total	$6,900	$11,961	$6,819	$7,217	$4,737	$11,906	$49,764	$-	$99,304
Current period gross charge-off	(158)	-	(44)	-	-	(293)	-	-	(495)

Consumer
Pass (1-6)	$705	$58	$72	$19	$16	$-	$-	$-	$870
Substandard (8)	-	-	-	-	-	-	-	-	-
Total	$705	$58	$72	$19	$16	$-	$-	$-	$870
Current period gross charge-off	(44)	-	-	-	-	(2)	-	-	(46)

Manufactured homes
Pass (1-6)	$-	$-	$-	$1,733	$10,383	$11,493	$-	$-	$23,609
Special Mention (7)	-	-	-	-	-	28	-	-	28
Substandard (8)	-	-	-	-	46	25	-	-	71
Total	$-	$-	$-	$1,733	$10,429	$11,546	$-	$-	$23,708
Current period gross charge-off	-	-	-	-	-	-	-	-	-

Government
Pass (1-6)	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Total	$4,810	$2,330	$-	$1,044	$1,077	$3,037	$-	$-	$12,298
Current period gross charge-off	-	-	-	-	-	-	-	-	-

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
The following table shows the amortized cost basis of loans at September 30, 2026 and September 30, 2025, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and September 30, 2025, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable is also presented below.

	Three Months Ended September 30, 2026
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$811	$-	$-	0.18%
Home equity	-	96	-	-	0.18%
Total	$-	$907	$-	$-	0.06%

	Three Months Ended September 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$307	$-	$-	0.07%
Commercial real estate	-	390	-	-	0.07%
Total	$-	$697	$-	$-	0.05%

	Nine Months Ended September 30, 2026
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$1,259	$2,458	$-	$-	0.82%
Home equity	-	96	-	-	0.18%
Total	$1,259	$2,554	$-	$-	0.25%

	Nine Months Ended September 30, 2025
(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Residential real estate	$-	$472	$-	$-	0.10%
Commercial real estate	135	390	-	-	0.09%
Construction and land development	654	-	-	-	0.82%
Commercial business	1,053	-	-	-	1.09%
Total	$1,842	$862	$-	$-	0.18%
There were no commitments to lend additional amounts to the borrowers included in the previous tables.
The borrowers with term extensions either had payments deferred to the end of the loan term, providing payment relief, or had contractual maturity dates extended, resulting in a reduction in monthly payments.

	Three Months Ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	6	0
Home equity	$-	—%	6	0

	Three Months Ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	7	0
Commercial real estate	$-	—%	180	0

	For the nine months ended September 30, 2026
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	4	7
Home equity	$-	—%	6	0

	For the nine months ended September 30, 2025
(Dollars in thousands)	Principal Forgiveness	Weighted average interest rate reduction	Weighted average term extension (months)	Average Payment delay (months)
Residential real estate	$-	—%	7	0
Commercial real estate	$-	—%	180	5
The Company closely monitors the performance of loans that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans in the twelve months following modification.

	September 30, 2026
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$1,839	$405	$119	$1,793
Home equity	96	-	-	-
Commercial real estate	385	-	-	-
Total	$2,320	$405	$119	$1,793

	September 30, 2025
(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
Residential real estate	$500	$-	$378	$315
Home equity	30	-	-	-
Commercial real estate	390	-	-	135
Construction and land development	-	-	-	654
Commercial business	2	-	-	1,051
Total	$922	$-	$378	$2,155

Upon the Company’s determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. All modified loans are deemed collectible.
Foreclosures
As part of the normal course of business, the Company had $2.0 million and $1.1 million in loans involved in the foreclosure process at September 30, 2026 and December 31, 2025. The Company had no other real estate owned as of September 30, 2026 and $89 thousand as of December 31, 2025.
Acquired Loan Purchase Discounts
As part of the fair value of loans receivable, there was a net fair value discount for loans acquired of $3.1 million at September 30, 2026, compared to $3.6 million at December 31, 2025.
Accretable yield, or income recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2025	$610
2026	456

Accretable yield, or income expected to be recorded in the future is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$84
2027	284
2028	271
2029	239
2030	232
2031 and thereafter	1,944
Total	$3,054
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
The Company categorizes the loan portfolio into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using the PD/LGD methodology. In creating the CECL model as required under ASC 326, the Company has established a two-year reasonable and supportable forecast period with a two-year straight line reversion to the long-term historical average. Due to its minimal loss history, the Company elected to use peer data for a more reasonable calculation. The following tables show the changes in the allowance for credit losses, segregated by portfolio segment, for the three and nine months ended September 30, 2026, and 2025.
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2026:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$3,216	$(116)	$32	$61	$3,193
Home equity	736	-	-	(19)	717
Commercial real estate	8,860	(69)	-	(41)	8,750
Construction and land development	1,623	-	-	95	1,718
Multifamily	1,973	-	-	(104)	1,869
Commercial business	1,164	(59)	3	72	1,180
Consumer	2	(33)	2	30	1
Manufactured homes	116	-	-	(5)	111
Government	4	-	-	(1)	3
Total	$17,694	$(277)	$37	$88	$17,542

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the three months ended September 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Allowance for credit losses:
Residential real estate	$2,755	$-	$15	$(22)	$2,748
Home equity	738	-	-	(56)	682
Commercial real estate	9,150	-	-	86	9,236
Construction and land development	1,495	-	-	(345)	1,150
Multifamily	2,301	-	1	226	2,528
Commercial business	1,603	(276)	-	141	1,468
Consumer	2	(14)	6	9	3
Manufactured homes	125	-	-	(9)	116
Government	15	-	-	31	46
Total	$18,184	$(290)	$22	$61	$17,977
The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2026:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$2,757	$(121)	$102	$455	$3,193
Home equity	688	-	-	29	717
Commercial real estate	9,152	(69)	-	(333)	8,750
Construction and land development	1,114	-	-	604	1,718
Multifamily	2,078	-	-	(209)	1,869
Commercial business	1,583	(102)	38	(339)	1,180
Consumer	2	(58)	4	53	1
Manufactured homes	116	-	-	(5)	111
Government	16	-	-	(13)	3
Total	$17,506	$(350)	$144	$242	$17,542

The Company's activity in the allowance for credit losses, by loan segment, is summarized below for the nine months ended September 30, 2025:

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance

Allowance for credit losses:
Residential real estate	$4,481	$-	$50	$(1,783)	$2,748
Home equity	835	-	-	(153)	682
Commercial real estate	6,444	-	4	2,788	9,236
Construction and land development	2,651	-	-	(1,501)	1,150
Multifamily	1,003	(46)	11	1,560	2,528
Commercial business	1,185	(337)	460	160	1,468
Consumer	5	(35)	7	26	3
Manufactured homes	252	-	-	(136)	116
Government	55	-	-	(9)	46
Total	$16,911	$(418)	$532	$952	$17,977

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

(Dollars in thousands)	September 30, 2026
	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL-Individual Evaluation
Residential real estate	$8,733	$-	$-	$-	$8,733	$-
Home equity	759	-	-	-	759	-
Commercial real estate	4,006	-	-	-	4,006	59
Construction and land development	593	-	-	-	593	-
Multifamily	1,364	-	-	-	1,364	-
Commercial business	-	1,197	69	18	1,284	96
Manufactured homes	49	-	-	-	49	-
Total	$15,504	$1,197	$69	$18	$16,788	$155

(Dollars in thousands)	December 31, 2025
	Real Estate	Equipment/Inventory	Accounts Receivable	Vehicles	Total	ACL-Individual Evaluation
Residential real estate	$2,185	$-	$-	$-	$2,185	$39
Home equity	4	-	-	-	4	-
Commercial real estate	1,561	-	-	-	1,561	86
Construction and land development	2,234	-	-	-	2,234	-
Multifamily	696	-	-	-	696	-
Commercial business	-	1,267	130	42	1,439	138
Total	$6,680	$1,267	$130	$42	$8,119	$263
A deferred cost reserve is maintained for the portfolio of manufactured home loans that have been purchased. This reserve is available for use for manufactured home loan nonperformance and costs associated with nonperformance. If the segment performs in line with expectations, the deferred cost reserve is paid as a premium to the third-party originator of the loan. The unamortized balance of the deferred cost reserve totaled $2.0 million and $2.4 million as of September 30, 2026, and December 31, 2025, respectively, and is included in net deferred loan origination cost.
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans:

As of September 30, 2026	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$529	$8,204	$8,733	$-
Home equity	-	759	759	-
Commercial real estate	3,823	183	4,006	-
Construction and land development	593	-	593	-
Multifamily	1,364	-	1,364	-
Commercial business	1,188	96	1,284	-
Manufactured homes	-	49	49	-
Total	$7,497	$9,291	$16,788	$-

As of December 31, 2025	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with Allowance for Credit Loss	Nonaccrual Loans in Total	Loans Past Due over 90 Days Still Accruing
Residential real estate	$1,873	$4,059	$5,932	$-
Home equity	-	810	810	-
Commercial real estate	1,158	403	1,561	-
Construction and land development	653	-	653	-
Multifamily	696	-	696	-
Commercial business	391	1,048	1,439	-
Manufactured homes	-	71	71	-
Total	$4,771	$6,391	$11,162	$-
Accrued interest receivable on loans totaled $5.7 million on both September 30, 2026 and December 31, 2025, and is excluded from the estimate of credit losses. The Company made the accounting policy election to not measure an ACL for accrued interest receivable. Accrued interest deemed uncollectible will be written off through interest income.

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

(Dollars in thousands)	Three months ended, September 30, 2026	Three months ended, September 30, 2025
Balance, beginning of period	$1,917	$2,027
Provision for (benefit from) unfunded loan commitments	36	(361)
Balance, end of period	$1,953	$1,666

(Dollars in thousands)	Nine months ended, September 30, 2026	Nine months ended, September 30, 2025
Balance, beginning of period	$1,752	$2,739
Provision for (benefit from) unfunded loan commitments	201	(1,073)
Balance, end of period	$1,953	$1,666

Note 6 – Intangibles and Acquisition-Related Accounting

(Dollars in thousands)	2026	2025
Goodwill balance January 1,	$22,395	$22,395
Goodwill balance September 30,	$22,395	$22,395
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
In addition to goodwill, a core deposit intangible was established from previous acquisitions. The Company had core deposit intangible balances of $0.9 million and $1.2 million as of September 30, 2026, and December 31, 2025, respectively. The table below summarizes the intangibles amortization:
The amortization recorded for the quarter ended September 30, is as follows:

(Dollars in thousands)	Total
2025	$141
2026	$89
The amortization recorded for the nine months ended September 30, is as follows:

(Dollars in thousands)	Total
2025	$587
2026	$277

Amortization to be recorded in future periods, is as follows:

(Dollars in thousands)	Total
Remainder of 2026	$84
2027	295
2028	228
2029	162
2030	97
Thereafter	30
Total	$896
Note 7 – Deposits
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Checking	$590,974	$592,214
Savings	241,412	254,055
Money market	432,725	381,111
Certificates of deposit	493,346	499,591
Total deposits	$1,758,457	$1,726,971
The aggregate amount of retail and brokered certificates of deposit with a balance of $250 thousand or more was approximately $108.9 million at September 30, 2026 and $104.5 million at December 31, 2025.
At September 30, 2026, selected maturities of retail and brokered certificate of deposits were as follows:

(Dollars in thousands)
2026	170,495
2027	316,371
2028	4,593
2029	1,648
Thereafter	239
Total	$493,346
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

Note 9 - Earnings per Share
Earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2026 and 2025, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands except per share data)	2026	2025	2026	2025
Basic earnings per common share:
Net income as reported	$1,361	$3,497	$5,696	$6,103
Weighted average common shares outstanding—basic	4,283,138	4,273,022	4,280,195	4,270,652
Basic earnings per common share	$0.32	$0.82	$1.33	$1.43

Diluted earnings per common share:
Net income as reported	$1,361	$3,497	$5,696	$6,103
Weighted average common shares outstanding	4,283,138	4,273,022	4,280,195	4,270,652
Add: Dilutive effect of shares	42,562	25,985	38,723	20,519
Weighted average common shares outstanding—diluted	4,325,700	4,299,007	4,318,918	4,291,171
Diluted earnings per common share	$0.31	$0.81	$1.32	$1.42
Note 10 - Stock Based Compensation
The Company replaced its expired 2015 Stock Option and Incentive Plan with a new equity incentive plan named the Finward Bancorp 2025 Omnibus Equity Incentive Plan (the “Plan”), which was adopted by the Company’s Board of Directors on March 21, 2025, and approved by the Company’s shareholders on May 22, 2025. The maximum number of shares of common stock cumulatively available for issuance under the Plan is 252,233 shares. Awards granted under the Plan may be in the form of incentive stock options, non-qualified stock options, restricted stock, unrestricted stock, restricted stock units, performance shares, stock appreciation rights, or any combination thereof, as provided in the Plan. Unvested awards granted under the prior plan will continue to be governed by the terms of the award agreements entered into with the participants under the prior plan. Shares of common stock underlying awards granted under the prior plan that expire, terminate, or are canceled or forfeited under the terms of the prior plan will be available for issuance under the new plan.

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

For the three months ended September 30, 2026, stock based compensation expense of $702 thousand was recorded, compared to $116 thousand for the three months ended September 30, 2025. For the nine months ended September 30, 2026, stock based compensation expense of $976 thousand was recorded, compared to $345 thousand for the nine months ended September 30, 2025. It is anticipated that current outstanding unvested awards will result in additional compensation expense of approximately $325 thousand which is expected to be recognized over a weighted average life of 1.0 year.
Restricted stock awards are issued with an award price equal to the market price of the Company’s common stock on the award date and vest one year after the grant date for independent directors and three years after the grant date for employees. Forfeiture provisions exist for personnel that separate employment before the vesting period expires. Performance share units are reflected at target shares until achievement of the applicable performance conditions is determined. A summary of non-vested shares under the Company’s Plan for the nine months ended September 30, 2026, follows:

Non-vested Shares (1)	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	45,336	$36.36
Granted	25,245	33.10
Vested	(11,541)	35.78
Forfeited	(3,691)	27.17
Non-vested at September 30, 2026	55,349	$35.61
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
The following table shows the amounts of non-hedging derivative financial instruments:

September 30, 2026
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$103,786	Other assets	$5,701	Other liabilities	$5,701
Interest rate lock commitments	2,379	Other assets	40	N/A	-
Total	$106,165		$5,741		$5,701

December 31, 2025
		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$96,275	Other assets	$3,641	Other liabilities	$3,641
Interest rate lock commitments	2,939	Other assets	50	N/A	-
Total	$99,214		$3,691		$3,641
The following table shows the amounts included in the Statements of Income for non-hedging derivative financial instruments:

		Three Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2026	2025
Interest rate swap contracts	Fees and service charges	$5	$170
Interest rate lock commitments	Gain on sale of loans held-for-sale, net	(24)	(17)
Total		$(19)	$153

		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income Classification	2026	2025
Interest rate swap contracts	Fees and service charges	$86	$140
Interest rate lock commitments	Gain (loss) on sale of loans held-for-sale, net	(9)	(33)
Total		$77	$107
The following table shows the offsetting of financial assets and derivative assets:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026
Interest rate swap contracts	$5,701	$-	$5,701	$-	$5,380	$321
Interest rate lock commitments	40	-	40	-	-	40
Total	$5,741	$-	$5,741	$-	$5,380	$361

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$1,900	$1,741
Interest rate lock commitments	50	-	50	-	-	50
Total	$3,691	$-	$3,691	$-	$1,900	$1,791
The following table shows the offsetting of financial liabilities and derivative liabilities:

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2026
Interest rate swap contracts	$5,701	$-	$5,701	$-	$-	$5,701

				Gross Amounts not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2025
Interest rate swap contracts	$3,641	$-	$3,641	$-	$-	$3,641
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

The Company evaluates AFS security impairment on a quarterly basis. This allows the Company to maintain the same amortized cost basis of the securities before and after adoption date. The Company has $173 thousand of previously recorded credit impairment on collateralized debt obligations. The Company believes this continues to represent the expected credit losses of the amortized cost basis, therefore, has established an ACL for AFS debt securities. The ACL is monitored quarterly and is measured by evaluating the present value of cash flows as compared to the amortized cost basis of the security. To the extent that there are improvements in credit related to these securities, the ACL will be reduced to account for the improvements. If any improvements in credit exceed the amount of previously reduced amortized cost bases, recoveries will be recorded through the income statement in the period received. The allowance for collateralized debt credit losses was at $173 thousand at September 30, 2026 and December 31, 2025.

The Company’s subordination for each collateralized debt obligation is calculated by taking the total performing collateral and subtracting the sum of the total collateral within the Company’s class and the total collateral within all senior classes, and then stating this result as a percentage of the total performing collateral. This measure is an indicator of the level of collateral that can default before potential cash flow disruptions may occur. In addition, management calculates subordination assuming future collateral defaults by utilizing the default/deferral assumptions in the Company’s impairment analysis. Subordination assuming future default/deferral assumptions is calculated by deducting future defaults from the current performing collateral. At September 30, 2026 and December 31, 2025, management reviewed the subordination levels for each security in context of the level of current collateral defaults and deferrals within each security; the potential for additional defaults and deferrals within each security; the length of time that the security has been in “payment in kind” status; and the Company’s class position within each security.

At September 30, 2026 and December 31, 2025, the collateralized debt obligations with a cost basis of $2.1 million and $2.1 million have been placed in “payment in kind” status. The Company’s securities that are classified as “payment in kind” are a result of not receiving the scheduled quarterly interest payments. For the securities in “payment in kind” status, management anticipates to receive the unpaid contractual interest payments from the issuer, because of the self- correcting cash flow waterfall provisions within the structure of the securities. When a tranche senior to the Company’s position fails the coverage test, the Company’s interest cash flows are paid to the senior tranche and recorded as a reduction of principal. The coverage test represents an over collateralization target by stating the balance of the performing collateral as a percentage of the balance of the Company’s tranche, plus the balance of all senior tranches. The principal reduction in the senior tranche continues until the appropriate coverage test is passed. As a result of the principal reduction in the senior tranche, more cash is available for future payments to the Company’s tranche. Management will not capitalize the “payment in kind” interest payments to the book value of the securities and will keep these securities in nonaccrual status until the quarterly interest payments resume.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2026 and the year ended December 31, 2025. Changes in Level 3 assets relate to the result of change in estimated fair values, payments received, and sales of securities that have been classified as Level 3 during the nine months ended September 30, 2026 and all of 2025. Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2026 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$5,701	$-	$5,701	$-
Interest rate lock commitments	40	-	40	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,521	-	8,521	-
U.S. government treasuries	1,976	-	1,976	-
Collateralized mortgage obligations and residential mortgage-backed securities	92,575	-	92,575	-
Municipal securities	175,089	-	175,089	-
Collateralized debt obligations	1,708	-	-	1,708
Total securities available-for-sale	$279,869	$-	$278,161	$1,708

Liabilities:
Interest rate swap contracts	$5,701	$-	$5,701	$-

		Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap contracts	$3,641	$-	$3,641	$-
Interest rate lock commitments	50	-	50	-
Available-for-sale debt securities:
U.S. government sponsored entities	8,466	-	8,466	-
Collateralized mortgage obligations and residential mortgage-backed securities	104,665	-	104,665	-
Municipal securities	201,214	-	201,214	-
Collateralized debt obligations	1,882	-	-	1,882
Total securities available-for-sale	$316,227	$-	$314,345	$1,882

Liabilities:
Interest rate swap contracts	$3,641	$-	$3,641	$-

A reconciliation of available-for-sale securities, which require significant adjustment based on unobservable data, are presented in the following table:

(Dollars in thousands)
Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available-for- sale securities
Beginning balance, January 1, 2026	$1,882
Principal payments	(7)
Total unrealized losses, included in other comprehensive income (loss)	(167)
Ending balance, September 30, 2026	$1,708

Beginning balance, January 1, 2025	$1,419
Principal payments	(11)
Total unrealized gains, included in other comprehensive income (loss)	208
Ending balance, September 30, 2025	$1,616

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Collateral dependent loans are carried at the fair value of the underlying collateral, based on the most recent independent appraisals or evaluations, adjusted for current market conditions and property-specific factors. These measurements are classified as Level 3 due to the use of significant unobservable inputs. Other real estate owned are measured at fair value less costs to sell and are classified as Level 3. No valuation adjustments or write-offs related to other real estate owned were recorded during the nine months ended September 30, 2026.
Assets measured at fair value on a non-recurring basis are summarized below. The table includes only those assets for which fair value adjustments were recorded during the period presented.

		Fair Value Measurements at September 30, 2026 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$279	$-	$-	$279

		Fair Value Measurements at December 31, 2025 Using

(Dollars in thousands)	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent loans	$6,535	$-	$-	$6,535
Other real estate owned	$89	$-	$-	$89

Significant (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

(Dollars in thousands)	Fair Value at September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,708	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	9.2% - 11.8%	10.4%
Collateral dependent loans	$279	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 30%	8.6%

(Dollars in thousands)	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range	Weighted-Average
Collateralized debt obligations	$1,882	Discounted cash flow model	Default rates, loss severity assumptions, discount rates	7.9% - 11.2%	9.6%
Collateral dependent loans	$6,535	Fair Value of Collateral	Discount for type of property and current market conditions	—% - 80%	8.6%
Other real estate(1)	$89	Fair Value of Collateral	Discount for type of property and current market conditions	—%	—%

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

	September 30, 2026		Estimated Fair Value Measurements at September 30, 2026 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$92,659	$92,659	$92,659	$-	$-
Loans held-for-sale	2,181	2,211	-	2,211	-
Loans receivable, net	1,481,680	1,446,135	-	-	1,446,135
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,802	7,802	-	7,802	-

Financial liabilities:
Non-interest bearing deposits	281,477	281,477	281,477	-	-
Interest bearing deposits	1,476,980	1,475,443	983,634	491,809	-
Federal funds purchased and repurchase agreements	24,849	24,761	24,261	500	-
Borrowed funds	35,000	34,915	-	34,915	-
Accrued interest payable	594	594	-	594	-

	December 31, 2025		Estimated Fair Value Measurements at December 31, 2025 Using
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$119,647	$119,647	$119,647	$-	$-
Loans held-for-sale	1,096	1,124	-	1,124	-
Loans receivable, net	1,432,881	1,403,061	-	-	1,403,061
Federal Home Loan Bank stock	6,547	6,547	-	6,547	-
Accrued interest receivable	7,781	7,781	-	7,781	-

Financial liabilities:
Non-interest bearing deposits	267,441	267,441	267,441	-	-
Interest bearing deposits	1,459,530	1,458,116	959,939	498,177	-
Repurchase agreements	39,703	39,671	37,717	1,954	-
Borrowed funds	45,000	44,921	-	44,921	-
Accrued interest payable	958	958	-	958	-
The following methods were used to estimate the fair value of financial instruments presented in the preceding table at September 30, 2026 and December 31, 2025:
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

Non-interest and interest bearing deposits, which include checking, savings, and money market deposits, are estimated to have fair values based on the amount payable as of the reporting date (Level 1). The fair value of fixed-maturity certificates of deposit (included in interest bearing deposits) are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Estimated fair values for short-term repurchase agreements, which represent sweeps from demand deposits to accounts secured by pledged securities, are estimated based on the amount payable as of the reporting date (Level 1). Longer-term repurchase agreements, with contractual maturity dates of a quarter or more, are based on estimates of the rate the Company would pay on similar deposits, applied for the time period until maturity (Level 2). Federal funds purchased carrying value is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization (Level 2). Short-term borrowings are generally only held overnight, therefore, their carrying amount is a reasonable estimate of fair value (Level 1). The fair value of FHLB Advances are estimated by discounting the future cash flows using quoted rates from the FHLB for similar advances with similar maturities (Level 2). The estimated fair value of other financial instruments, and off-balance sheet loan commitments, approximate cost and are not considered significant to this presentation.

Note 13 - Borrowings
At September 30, 2026, and December 31, 2025, borrowed funds are summarized below:

	(Dollars in thousands)
	September 30, 2026	December 31, 2025
FHLB Variable rate advance with outstanding rate of 4.03%, maturing November 24, 2026	$10,000	$-
FHLB Variable rate advance with outstanding rate of 4.03%, maturing November 27, 2026	15,000	-
FHLB Variable rate advance with outstanding rate of 4.03%, maturing December 29, 2026	10,000	-
FHLB Fixed rate advance with outstanding rate of 3.63%, maturing March 7, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.46%, maturing June 26, 2028 (1)	-	10,000
FHLB Fixed rate advance with outstanding rate of 3.84%, maturing February 28, 2029 (1)	-	15,000
FHLB Fixed rate advance with outstanding rate of 3.74%, maturing February 28, 2029 (1)	-	10,000
Total	$35,000	$45,000
(1) FHLB retains putable option to call these advances after a period of time.

At September 30, 2026, scheduled maturities of borrowed funds were as follows:

(Dollars in thousands)
2026	$35,000
2027	-
2028	-
2029	-
2030	-
2031	-
Total	$35,000
The Company has available liquidity of $824 million including borrowing capacity from the FHLB and Federal Reserve facilities and other sources. The Company also maintains a $25 million line of credit with the Federal Home Loan Bank of Indianapolis. The Company did not have a balance at September 30, 2026, or as of December 31, 2025. The Company did not have other borrowings at September 30, 2026, or as of December 31, 2025.
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
The following table summarizes supplemental cash flow and other information related to our operating leases:

(Dollars in thousands)	Nine Months Ended September 30,
	2026	2025

Operating cash flows
Cash paid for amounts included in the measurement of lease liabilities for leases	$1,223	$1,201

Weighted-average remaining lease terms (in years) - operating leases	12	13

Weighted-average discount rate - operating leases	7.63%	7.67%

Variable lease payments	$209	$209

Operating lease costs	1,444	1,442

Total lease costs (1)	$1,653	$1,651
(1) Included in occupancy and equipment costs on the condensed consolidated statements of income
The following table represents the maturity of the Company's operating lease liabilities as of September 30, 2026:

(Dollars in thousands)
Maturity Analysis
Remainder 2026	$407
2027	1,657
2028	1,692
2029	1,679
2030	1,688
2031	1,722
Thereafter	13,388
Total	22,233
Less: Present value discount	(8,101)
Lease liability	$14,132

At September 30, 2026, operating lease right of use assets were $14.5 million and are included in premises and equipment on the consolidated balance sheet. Operating lease liabilities of $14.1 million were included in other liabilities on the consolidated balance sheet.
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

The Merger is expected to close early in the first quarter of 2027, and is subject to approval by federal and state bank regulatory authorities and the Company’s shareholders and the satisfaction of the closing conditions set forth in the Merger Agreement.

The Company’s shareholders approved the Merger at the Company’s special shareholders meeting held on November 2, 2026. On August 19, 2026, First Financial Bank filed the required applications with both the Ohio Department of Financial Institutions and FRB, respectively, to obtain approval of the Bank Merger. In addition, on August 19, 2026 First Financial filed with the FRB a request for confirmation that the FRB would waive the requirement that First Financial file a formal bank holding company application for FRB approval of the transactions contemplated by the Merger Agreement. On October 9, 2026, First Financial was notified that the FRB had approved both the bank merger and the waiver of the holding company application. The Merger is expected to close in the first quarter of 2027, subject to approval by the ODFI and the satisfaction of the closing conditions set forth in the Merger Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary
Finward Bancorp is a financial holding company registered with the Board of Governors of the Federal Reserve System. Peoples Bank, an Indiana commercial bank, is a wholly-owned subsidiary of the Company. The Company has no other business activity other than being a holding company for the Bank. The following management’s discussion and analysis presents information concerning our financial condition as of September 30, 2026 and December 31, 2025, and the results of operations for the three and nine months ending September 30, 2026 and September 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and other financial data presented elsewhere herein and with the condensed consolidated financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
At September 30, 2026, the Company had total assets of $2.0 billion, loans receivable, net of deferred fees and costs, of $1.5 billion and total deposits of $1.8 billion. Stockholders' equity totaled $157.8 million or 7.8% of total assets, with a book value per share of $36.45. Net income for the three months ended September 30, 2026, was $1.4 million, or $0.31 earnings per diluted common share. For the three months ended September 30, 2026, the ROA was 0.27%, while the ROE was 3.10%. Net income for the nine months ended September 30, 2026, was $5.7 million, or $1.32 earnings per diluted common share. For the nine months ended September 30, 2026, the ROA was 0.38%, while the ROE was 4.29%.
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

Financial Condition
General
During the nine months ended September 30, 2026, total assets decreased by $7.1 million (0.35%), with interest-earning assets decreasing by $12.9 million (0.69%). At September 30, 2026 and December 31, 2025, interest-earning assets totaled $1.86 billion and $1.87 billion. Earning assets represented 92.4% of total assets at September 30, 2026 and 92.7% December 31, 2025.
Loan Portfolio
Loans receivable, net of deferred fees and costs totaled $1.50 billion at September 30, 2026 and $1.45 billion at December 31, 2025. The loan portfolio, which is the Company’s largest asset, is the primary source of both interest and fee income. The Company’s lending strategy emphasizes quality loan growth, product diversification, and competitive and profitable pricing.

The Company’s end-of-period loan balances were as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Loans	Balance	% Loans
Residential real estate	$454,668	30.3%	$442,443	30.5%
Home equity	53,180	3.5%	53,497	3.7%
Commercial real estate	595,850	39.8%	555,594	38.3%
Construction and land development	86,646	5.8%	77,208	5.3%
Multifamily	173,382	11.6%	183,902	12.7%
Commercial business	105,513	7.0%	99,304	6.9%
Consumer	278	0.0%	870	0.1%
Manufactured homes	21,318	1.4%	23,708	1.6%
Government	7,640	0.5%	12,298	0.9%
Loans receivable	1,498,475	100.0%	1,448,824	100.0%
Plus:
Net deferred loan origination costs	745		1,606
Loan clearing funds	2		(43)
Loans receivable, net of deferred fees and costs	$1,499,222		$1,450,387

Adjustable rate loans / loans receivable	$838,728	56.0%	$811,901	56.0%
Our total commercial real estate portfolio (which includes but is not limited to loans secured by office space, medical office space, and mixed-use retail/office space) totaled $595.9 million as of September 30, 2026, compared to $555.6 million as of December 31, 2025. Given prevailing market conditions such as continued elevated interest rate levels, reduced occupancy as a result of the increase in hybrid work arrangements, we are carefully monitoring these loans for signs of deterioration in credit quality.

Commercial real estate loans remained our largest loan segment and accounted for 39.8% of the total loan portfolio at September 30, 2026 and 38.3% at December 31, 2025. A further breakdown of the composition of the commercial real estate loan portfolio as of September 30, 2026 and December 31, 2025 is shown in the table below:

Commercial Real Estate (CRE)	September 30, 2026			December 31, 2025
(Dollars in thousands)	# Loans	$ Amount	% of Total Gross Loans	# Loans	$ Amount	% of Total Gross Loans
CRE OO
Food services & drinking places	64	$34,911	2.3%	65	$35,961	2.5%
Ambulatory health care services	29	30,399	2.0%	32	31,262	2.2%
Gasoline stations and fuel dealers	35	35,820	2.4%	31	29,848	2.1%
Repair and maintenance	33	13,827	0.9%	37	18,333	1.3%
Specialty trade contractors	34	15,834	1.1%	32	15,571	1.1%
Truck transportation	15	10,587	0.7%	14	10,939	0.8%
Merchant wholesalers, durable goods	10	10,484	0.7%	12	10,888	0.8%
Personal and laundry services	37	11,852	0.8%	33	10,248	0.7%
Professional, scientific, and technical services	23	9,116	0.6%	22	8,680	0.6%
Other	181	90,634	6.0%	191	81,724	5.7%
CRE OO	461	263,464	17.5%	469	253,454	17.4%

CRE NOO
Retail centers - lessors	173	$164,258	11.0%	165	$138,425	9.2%
Industrial properties - lessors	68	50,890	3.4%	65	49,502	3.3%
Office properties - lessors	57	31,570	2.1%	62	42,139	2.8%
Hotels	18	42,719	2.9%	16	40,047	2.7%
Special use - lessors	8	10,062	0.7%	10	10,501	0.7%
Mini Warehouses - lessors	19	8,005	0.5%	19	8,310	0.6%
Big box retail - lessors	1	6,492	0.4%	2	7,845	0.5%
Other	10	18,390	1.2%	9	5,371	0.4%
Total CRE NOO	354	$332,386	22.2%	348	$302,140	20.9%

Total CRE OO & NOO	815	$595,850	39.8%	817	$555,594	38.3%

Total Gross Loans		$1,498,475			$1,448,824
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

The following table sets forth certain information at September 30, 2026, regarding the dollar amount of loans in the Company’s portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayment and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the property subject to the mortgage. The amounts are stated in thousands (000’s).

	Maturing within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total
Residential real estate	$5,173	$19,162	$77,610	$352,723	$454,668
Home equity	1,837	523	8,807	42,013	53,180
Commercial real estate	16,844	134,638	441,399	2,969	595,850
Construction and land development	25,614	20,530	35,130	5,372	86,646
Multifamily	17,503	48,110	107,517	252	173,382
Commercial business	38,386	44,505	22,622	-	105,513
Consumer	106	157	15	-	278
Manufactured homes	-	161	10,890	10,267	21,318
Government	-	6,740	900	-	7,640
Total loans receivable	$105,463	$274,526	$704,890	$413,596	$1,498,475
The Company is primarily a portfolio lender. Mortgage banking activities historically have been limited to the sale of fixed rate mortgage loans with contractual maturities greater than 15 years. These loans are identified as held for sale when originated and sold, on a loan-by-loan basis, in the secondary market. The Company will also retain fixed rate mortgage loans with a contractual maturity greater than 15 years on a limited basis. During the nine months ended September 30, 2026, the Company originated $27.9 million in new fixed rate mortgage loans for sale, compared to $29.3 million during the nine months ended September 30, 2025. Net gains realized from the mortgage loan sales totaled $281 thousand for the quarter ended September 30, 2026, compared to $265 thousand for the quarter ended September 30, 2025. Net gains realized from the mortgage loan sales totaled $766 thousand for the nine months ended September 30, 2026, compared to $873 thousand for the nine months ended September 30, 2025. The Company had loans of $2.2 million and $1.1 million that were classified as held for sale at September 30, 2026 and December 31, 2025.
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
The Company's non-performing loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2026	December 31, 2025
Residential real estate	$8,733	$5,932
Home equity	759	810
Commercial real estate	4,006	1,561
Construction and land development	593	653
Multifamily	1,364	696
Commercial business	1,284	1,439
Manufactured homes	49	71
Total	$16,788	$11,162
Non-performing loans to total loans	1.12%	0.77%
Non-performing loans to total assets	0.83%	0.55%
Substandard loans include potential problem loans, where information about possible credit issues or other conditions causes management to question the ability of such borrowers to comply with loan covenants or repayment terms. No loans were internally classified as doubtful or loss at September 30, 2026 or December 31, 2025.
The Company's substandard loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2026	December 31, 2025
Residential real estate	$8,733	$6,016
Home equity	759	813
Commercial real estate	8,200	1,561
Construction and land development	593	2,234
Multifamily	1,709	696
Commercial business	1,931	1,439
Consumer	4	-
Manufactured homes	49	71
Total	$21,978	$12,830
In addition to identifying and monitoring non-performing and other classified loans, management maintains a list of special mention loans. Special mention loans represent loans management is closely monitoring due to one or more factors that may cause the loan to become classified as substandard.
The Company's special mention loans are summarized below:

(Dollars in thousands)
Loan Segment	September 30, 2026	December 31, 2025
Residential real estate	$5,702	$4,797
Home equity	602	305
Commercial real estate	12,441	13,200
Construction and land development	385	557
Multifamily	2,692	2,857
Commercial business	2,916	2,768
Manufactured homes	164	28
Total	$24,902	$24,512
At September 30, 2026, management is of the opinion that there are no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which will imminently result in such loans being classified as past due or nonaccrual. Management does not presently anticipate that any of the non-performing loans or classified loans would materially affect future operations, liquidity or capital resources.
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
The Company's provision for (benefit from) credit losses for the period ended are summarized below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Loan Segment	2026	2025	2026	2025
Residential real estate	$61	$(22)	$455	$(1,783)
Home equity	(19)	(56)	29	(153)
Commercial real estate	(41)	86	(333)	2,788
Construction and land development	95	(345)	604	(1,501)
Multifamily	(104)	226	(209)	1,560
Commercial business	72	141	(339)	160
Consumer	30	9	53	26
Manufactured homes	(5)	(9)	(5)	(136)
Government	(1)	31	(13)	(9)
Total	$88	$61	$242	$952
The Company's charge-off and recovery information is summarized below:

(Dollars in thousands)	Three Months Ended September 30, 2026
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(116)	$32	$(84)
Commercial real estate	(69)	-	(69)
Commercial business	(59)	3	(56)
Consumer	(33)	2	(31)
Total	$(277)	$37	$(240)

(Dollars in thousands)	Three Months Ended September 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$15	$15
Multifamily	-	1	1
Commercial business	(276)	-	(276)
Consumer	(14)	6	(8)
Total	$(290)	$22	$(268)

(Dollars in thousands)	Nine Months Ended September 30, 2026
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$(121)	$102	$(19)
Commercial real estate	(69)	-	(69)
Commercial business	(102)	38	(64)
Consumer	(58)	4	(54)
Total	$(350)	$144	$(206)

(Dollars in thousands)	Nine Months Ended September 30, 2025
Loan Segment	Charge-offs	Recoveries	Net (Charge-offs) Recoveries
Residential real estate	$-	$50	$50
Commercial real estate	-	4	4
Multifamily	(46)	11	(35)
Commercial business	(337)	460	123
Consumer	(35)	7	(28)
Total	$(418)	$532	$114
The ACL provisions take into consideration management’s current judgments about the credit quality of the loan portfolio, loan portfolio balances, changes in the portfolio mix, and local economic conditions. In determining the provision for credit losses for the current period, management has considered risks associated with the local economy, changes in loan balances and mix, and asset quality.
The Company's allowance to total loans and non-performing loans are summarized below:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Allowance for credit losses	$17,542	$17,506
Total loans	$1,499,222	$1,450,387
Non-performing loans	$16,788	$11,162
ACL-to-total loans	1.17%	1.21%
ACL-to-non-performing loans (coverage ratio)	104.5%	156.8%
Investment Portfolio
The primary objective of the Company’s investment portfolio is to provide for the liquidity needs of the Company and to contribute to profitability by providing a stable flow of dependable earnings. Funds are generally invested in federal funds, interest bearing balances in other financial institutions, U.S. government agency securities, U.S. treasury securities, federal agency obligations, obligations of state and local municipalities, mortgage-backed securities, and corporate securities. The securities portfolio, all of which is designated as available-for-sale, totaled $279.9 million at September 30, 2026, compared to $316.2 million at December 31, 2025, a decrease of $36.4 million (11.5%). The decrease in securities available for sale from year end, was primarily due to an increase in the negative fair value adjustment to securities, and continued payoffs in the portfolio. The yield on the securities portfolio was 2.28% for the nine months ended September 30, 2026 and 2.40% for the nine months ended September 30, 2025. At September 30, 2026, the securities portfolio represented 15.0% of interest-earning assets and 13.9% of total assets compared to 16.9% of interest-earning assets and 15.6% of total assets at December 31, 2025.

The Company’s end-of-period investment portfolio and other short-term investments and stock balances were as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	% Securities	Balance	% Securities
U.S. government agency securities	$8,521	3.0%	$8,466	2.7%
U.S. government treasuries	1,976	0.7%	-	—%
Collateralized mortgage obligations and residential mortgage-backed securities	92,575	33.1%	104,665	33.1%
Municipal securities	175,089	62.6%	201,214	63.6%
Collateralized debt obligations	1,708	0.6%	1,882	0.6%
Total securities available-for-sale	$279,869	100.0%	$316,227	100.0%

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Interest bearing deposits in other financial institutions	$74,978	$101,382	$(26,404)	-26.0%
Federal Home Loan Bank stock	6,547	6,547	-	-
The decrease in interest bearing deposits in other financial institutions is the result of the timing of loan fundings and payoffs, inflow and outflow of deposits, repurchase agreements and borrowed funds.
The contractual maturities and weighted average yields for the U.S. government agency securities, municipal securities, and collateralized debt obligations at September 30, 2026, are summarized in the table below. Securities not due at a single maturity date, such as mortgage-backed securities and collateralized mortgage obligations, are shown separately. The carrying values are stated in thousands (000’s).
The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values. Yields presented are not on a tax-equivalent basis.

	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored entities	$2,915	1.00%	$5,606	1.01%	$-	—%	$-	—%	$8,521
U.S. government treasuries	-	—%	1,976	4.20%	-	—%	-	—%	$1,976
Collateralized mortgage obligations and residential mortgage-backed securities	-	—%	-	—%	-	—%	92,575	1.55%	92,575
Municipal securities	-	—%	4,138	1.94%	42,874	2.19%	128,077	2.07%	175,089
Collateralized debt obligations	-	—%	-	—%	-	—%	1,708	3.13%	1,708
Totals	$2,915	1.00%	$11,720	1.87%	$42,874	2.19%	$222,360	2.25%	$279,869
Deposits
Deposits are a fundamental and cost-effective source of funds for lending and other investment purposes. The Company offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.
The Company’s end-of-period deposit portfolio balances were as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Checking	$590,974	$592,214	$(1,240)	(0.2%)
Savings	241,412	254,055	(12,643)	(5.0%)
Money market	432,725	381,111	51,614	13.5%
Certificates of deposit	493,346	499,591	(6,245)	(1.3%)
Total deposits	$1,758,457	$1,726,971	$31,486	1.8%
As of September 30, 2026, deposits totaled $1.76 billion, an increase of $31.5 million or 1.8% compared to December 31, 2025. Core deposits totaled $1.3 billion at September 30, 2026 and $1.2 billion at December 31, 2025. Core deposits include checking, savings, and money market accounts and represented 71.9% of the Company’s total deposits at September 30, 2026. On September 30, 2026, balances for certificates of deposit totaled $493.3 million, compared to $499.6 million on December 31, 2025, a decrease of $6.2 million or 1.3%. The increase in deposits is primarily related to cyclical flows and continued planned adjustments to deposit pricing.
Checking account balances decreased $1.2 million and interest bearing savings account balances decreased $12.6 million from year end primarily due to decreases in personal statement savings account balances. Money market account balances increased by $51.6 million from year end due to business and retail consumer preferences. Certificates of deposits decreased by $6.2 million primarily reflecting customer prioritization of more liquid deposit products. We strive to maintain balances of personal and business checking and savings accounts through our focus on quality customer service, the desire of customers to deal with a local bank, the convenience of our branch network and the breadth and depth of our product line.
Non-interest bearing demand accounts comprised 16.0% of total deposits at September 30, 2026 and 15.5% of total deposits at December 31, 2025. Interest bearing demand accounts, including money market and savings accounts, comprised 55.9% of total deposits at September 30, 2026 compared to 55.6% at December 31, 2025. Time accounts as a percentage of total deposits were 28.1% at September 30, 2026 and 28.9% at December 31, 2025.
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

Deposit rates decreased in the nine months ended September 30, 2026 compared to same periods in 2025, primarily driven by a decrease in short-term market interest rates.
Borrowed Funds
The Company’s borrowed funds are primarily used to fund asset growth not supported by deposit generation. The Company’s end-of-period borrowing balances were as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Federal funds purchased and repurchase agreements	$24,849	$39,703	$(14,854)	(37.4%)
Borrowed funds	35,000	45,000	(10,000)	(22.2%)
Total borrowed funds	$59,849	$84,703	$(24,854)	(29.3%)
Borrowings, federal funds purchased, and repurchase agreements totaled $59.8 million at September 30, 2026 compared to $84.7 million at December 31, 2025, a decrease of $24.9 million or (29.3%). The decrease in total borrowings from December 31, 2025, was due to a reduction in repurchase agreements balances, as well as maturity and repayment of FHLB advances resulting from deposit balance strength. As of September 30, 2026, 72% of our deposits are fully FDIC insured, and another 8% are further backed by the Indiana Public Deposit Insurance Fund. The Company’s liquidity position remains strong with solid core deposit customer relationships, excess cash, debt securities, and access to diversified borrowing sources. As of September 30, 2026, the Company had available liquidity of $622.5 million including borrowing capacity from the FHLB and Federal Reserve facilities.
Other assets totaled $42.4 million at September 30, 2026, compared to $34.9 million at December 31, 2025. The increase in other assets is primarily the result of an increase in the deferred tax asset. Accrued expenses and other liabilities totaled $38.0 million at September 30, 2026, compared to $34.8 million at December 31, 2025. The increase in accrued expenses and other liabilities is primarily the result of increase in the Company's interest rate swap liability as well other collateral balances.
Market Risk and Interest Rate Sensitivity
General
Market risk represents the risk of loss due to changes in market values of assets and liabilities. The Company incurs market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. As of September 30, 2026, the Company has identified interest rate risk as our primary source of market risk.
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
The following table shows the impact of changes in interest rates on net interest income over the next twelve months and EVE at Risk based on our balance sheet as of September 30, 2026 (dollars in millions):

Interest Rate Scenario	EVE at Risk	Percent Change	Net interest income	Percent Change
+400 Bps	$272	-32.1%	$67.1	-1.8%
+300 Bps	$318	-20.5%	$68.3	-0.1%
+200 Bps	$360	-9.8%	$69.2	1.3%
+100 Bps	$387	-3.1%	$69.1	1.1%
No change	$400	0.0%	$68.4	0.0%
-100 Bps	$395	-1.1%	$67.6	-1.1%
-200 Bps	$383	-4.1%	$67.6	-1.1%
-300 Bps	$364	-9.0%	$67.6	-1.1%
-400 Bps	$340	-14.8%	$68.2	-0.3%

If interest rates across the yield curve were to uniformly decrease or increase up to 300 basis points, this analysis suggests the Bank may be positioned for relatively neutral changes in net interest income over the next twelve months. If interest rates across the yield curve were to uniformly increase or decrease by 400 basis points, this analysis suggests a more pronounced negative impact to net interest income.
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
Although customer deposits remain our preferred funding source, maintaining additional sources of liquidity is part of our prudent liquidity risk management practices. We have the ability to borrow from the FHLB. At September 30, 2026, we had three outstanding advances totaling $35 million and the ability to borrow up to $359.7 million from the FHLB. We also have the ability to borrow from the Federal Reserve Bank of Chicago. At September 30, 2026, we had no outstanding balance from the Federal Reserve Bank of Chicago. At September 30, 2026, cash and cash equivalents were $92.7 million and secured borrowing capacity at the Federal Reserve Bank totaled $221.8 million, providing total additional liquidity sources of $622.5 million (excluding brokered deposit capacity).
The following table shows the Company’s sources of liquidity as of September 30, 2026 and December 31, 2025:

	Sources of Liquidity
	As of September 30, 2026		As of December 31, 2025
	Outstanding	Additional Capacity	Outstanding	Additional Capacity
FHLB Advances	$35,000	$359,749	$45,000	$380,737
Fed Discount Window	-	221,755	-	252,205
Fed Funds Lines	-	16,000	-	16,000
Other Line of Credit	-	25,000	-	25,000
Total	$35,000	$622,504	$45,000	$673,942
During the nine months ended September 30, 2026, cash and cash equivalents decreased by $27.0 million compared to a $33.6 million increase for the nine months ended September 30, 2025. The primary sources of cash and cash equivalents were sales of loans originated for sale and the proceeds from borrowings. The primary uses of cash and cash equivalents were loan originations and the purchase of loans. Cash provided by operating activities totaled $11.2 million for the nine months ended September 30, 2026, compared to cash provided of $2.2 million for the nine months ended September 30, 2025. Cash provided by operating activities was primarily a result of net income and sale of loans originated for sale offset by loans originated for sale. Cash used in investing activities totaled $43.2 million for the current period, compared to cash provided by investing activities of $44.2 million for the nine months ended September 30, 2025. Cash used in investing activities for the current nine-month period was primarily related to the purchase of loans and net change in loans. Cash provided by financing activities totaled $5.0 million during the current period compared to net cash used in financing activities of $12.8 million for the nine months ended September 30, 2025. The net cash provided by financing activities was primarily from deposit growth. On a cash basis, the Company paid dividends on common stock of $1.6 million for the nine months ended September 30, 2026, and $1.0 million for the nine months ended September 30, 2025.
At September 30, 2026, outstanding commitments to fund loans totaled $261.1 million. Approximately 61.2% of the commitments were at variable rates. Standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party, totaled $12.6 million at September 30, 2026. Management believes that the Company has sufficient cash flow and borrowing capacity to fund all outstanding commitments and letters of credit, while maintaining proper levels of liquidity.
Management strongly believes that maintaining a high level of capital enhances safety and soundness. During the nine months ended September 30, 2026, stockholders' equity decreased by $16.8 million or 9.6%. During the nine months ended September 30, 2026, stockholders’ equity was primarily decreased due to a $21.9 million increase in accumulated other comprehensive loss resulting from the lower after tax fair value of the securities portfolio and by dividends declared of $1.6 million and offset by net income of $5.7 million. On April 24, 2014, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased under the program during the first nine months of 2026 or 2025. During 2026, 11,541 restricted stock shares vested under the Incentive Plan outlined in Note 10 of the condensed consolidated financial statements, of which 1,972 of these shares were withheld in the form of a net surrender to cover the withholding tax obligations of the vesting employees. The repurchase of these surrendered shares is considered outside of the scope of the formal board approved stock repurchase program.
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

During the nine months ended September 30, 2026, the Company’s and Bank’s risk weighted assets continued to be negatively impacted by regulatory requirements regarding collateralized debt obligations. The regulatory requirements state that for collateralized debt obligations that have been downgraded below investment grade by the rating agencies, increased risk-based asset weightings are required. The Company currently holds pooled collateralized debt obligations with a cost basis of $2.1 million. These investments currently have ratings that are below investment grade. As a result, approximately $1.7 million of risk-based assets are generated by the collateralized debt obligations in the Company’s and Bank’s total risk based capital calculation.
In addition, the following table shows that, at September 30, 2026 and December 31, 2025, the Bank’s capital exceeded all applicable regulatory capital requirements as set forth in 12 C.F.R. § 324.

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$191,109	11.74%	$73,249	4.50%	$105,805	6.50%
Tier 1 capital to risk-weighted assets	$191,109	11.74%	$97,666	6.00%	$130,221	8.00%
Total capital to risk-weighted assets	$210,604	12.94%	$130,221	8.00%	$162,777	10.00%
Tier 1 leverage ratio	$191,109	9.29%	$82,312	4.00%	$102,891	5.00%

(Dollars in thousands)	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common equity tier 1 capital to risk-weighted assets	$186,214	11.86%	$70,626	4.50%	$102,016	6.50%
Tier 1 capital to risk-weighted assets	$186,214	11.86%	$94,168	6.00%	$125,558	8.00%
Total capital to risk-weighted assets	$205,472	13.09%	$125,558	8.00%	$156,947	10.00%
Tier 1 leverage ratio	$186,214	8.93%	$83,379	4.00%	$104,223	5.00%
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

Results of Operations - Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
For the quarter ended September 30, 2026, the Company reported net income of $1.4 million, compared to net income of $3.5 million for the quarter ended September 30, 2025, a decrease of $2.1 million. For the quarter ended September 30, 2026, the ROA was 0.27%, compared to 0.68 % for the quarter ended September 30, 2025. The ROE was 3.10% for the quarter ended September 30, 2026, compared to 8.96% for the quarter ended September 30, 2025.

Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities drives the disclosed rates. Average balances are derived from daily balances.

Quarter Ended
(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2026			September 30, 2025
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS
Interest bearing deposits in other financial institutions	$75,192	$683	3.63%	$90,880	$991	4.36%
Federal funds sold	1,276	9	2.82%	1,285	12	3.74%
Securities available-for-sale	303,374	1,768	2.33%	327,030	1,965	2.40%
Loans receivable	1,495,817	21,438	5.73%	1,474,324	20,246	5.49%
Federal Home Loan Bank stock	6,547	119	7.27%	6,547	126	7.70%
Total interest earning assets	1,882,206	$24,017	5.10%	1,900,066	$23,340	4.91%
Cash and non-interest bearing deposits in other financial institutions	15,864			24,882
Allowance for credit losses	(17,541)			(18,243)
Other non-interest bearing assets	144,816			152,135
Total assets	$2,025,345			$2,058,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,462,769	$7,478	2.04%	$1,478,543	$7,996	2.16%
Federal funds purchased and repurchase agreements	26,852	191	2.85%	46,498	392	3.37%
Borrowed funds	41,630	406	3.90%	55,904	509	3.64%
Total interest bearing liabilities	1,531,251	$8,075	2.11%	1,580,945	$8,897	2.25%
Non-interest bearing deposits	282,313			285,347
Other non-interest bearing liabilities	36,373			36,397
Total liabilities	1,849,937			1,902,689
Total stockholders' equity	175,408			156,151
Total liabilities and stockholders' equity	$2,025,345			$2,058,840
Net interest income		$15,942			$14,443

Return on average assets	0.27%			0.68%
Return on average equity	3.10%			8.96%
Net interest margin (average earning assets)	3.39%			3.04%
Net interest margin (average earning assets) - tax equivalent	3.51%			3.18%
Net interest spread	2.99%			2.66%
Ratio of interest-earning assets to interest-bearing liabilities	1.22x			1.20x
Net interest income for the quarter ended September 30, 2026, was $15.9 million, an increase of $1.5 million (10.4%), compared to $14.4 million for the quarter ended September 30, 2025. The weighted-average yield on interest-earning assets was 5.10% for the quarter ended September 30, 2026, compared to 4.91% for the quarter ended September 30, 2025. The weighted-average cost of interest-bearing liabilities for the quarter ended September 30, 2026, was 2.11% compared to 2.25% for the quarter ended September 30, 2025. The impact of the 5.10% return on interest-earning assets and the 2.11% cost of interest-bearing liabilities resulted in an interest rate spread of 2.99% for the current quarter, an increase from the 2.66% spread for the quarter ended September 30, 2025. On a tax adjusted basis, the Company’s net interest margin was 3.51% for the quarter ended September 30, 2026, compared to 3.18% for the quarter ended September 30, 2025. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Net interest margin on a tax-equivalent basis represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

(Dollars in thousands)	Quarter Ended,
(unaudited)	September 30, 2026	September 30, 2025
Calculation of net interest margin, tax-equivalent basis
Net interest income	$15,942	$14,443
Tax-equivalent adjustment on securities and loans	575	663
Net interest income (tax-equivalent basis)	$16,517	$15,106
Total average earning assets	$1,882,206	$1,900,066
Net interest margin (tax-equivalent basis)	3.51%	3.18%
The increased net interest income and net interest margin for the quarter ended September 30, 2026, was primarily due to continued repricing and maturity of the existing loan portfolio, strength in new loan originations, as well as reduced deposit and borrowing costs.
The following table shows the change in non-interest income for the quarter ending September 30, 2026, and September 30, 2025.

(Dollars in thousands)	Three Months Ended September 30,		9/30/2026 vs. 9/30/2025
	2026	2025	$ Change	% Change
Non-interest income:
Fees and service charges	$1,251	$1,463	$(212)	(14.5%)
Wealth management operations	725	759	(34)	(4.5)%
Gain (loss) on tax credit investment	-	23	(23)	(100.0)%
Gain (loss) on sale of loans held-for-sale, net	281	265	16	6.0%
Bank owned life insurance	215	439	(224)	(51.0)%
Gain (loss) on sale of property and equipment	182	(56)	238	(425.0)%
Other	1	20	(19)	(95.0)%
Total non-interest income	$2,655	$2,913	$(258)	(8.9%)
The decrease in non-interest income during the quarter ended September 30, 2026 compared to the same period in 2025 was primarily the result of an individual BOLI claim benefit in 2025 and lower fees and service charges in 2026.
The following table shows the change in non-interest expense for the three months ending September 30, 2026 and September 30, 2025.

(Dollars in thousands)	Three Months Ended September 30,		9/30/2026 vs. 9/30/2025
	2026	2025	$ Change	% Change
Non-interest expense:
Compensation and benefits	$9,735	$7,330	$2,405	32.8%
Occupancy and equipment	1,693	2,004	(311)	(15.5)%
Data processing	1,210	1,116	94	8.4%
Marketing	399	257	142	55.3%
Federal deposit insurance premiums	383	399	(16)	(4.0)%
Professional and outside services	1,614	945	669	70.8%
Technology	594	549	45	8.2%
Other	1,355	1,497	(142)	(9.5)%
Total non-interest expense	$16,983	$14,097	$2,886	20.5%

Increases in non-interest expenses during the quarter ended September 30, 2026 were primarilty due to higher compensation and benefits expense associated with the company-wide accrual adjustment for the acceleration of incentive earnings, restricted stock, performance shares, vacation and sick day expenses related to the Company's pending merger in the current period totaling $1.8 million, as well as higher legal and other professional advisory expense also related to the Company's pending merger in the current period totaling $536 thousand.
The expense for income taxes was $129 thousand for the quarter ended September 30, 2026, as compared to the expense of $63 thousand for the quarter ended September 30, 2025. The effective tax rate was 8.7% for the quarter ended September 30, 2026 as compared to 1.8% for the quarter ended September 30, 2025. The Company’s higher current effective tax rate for the quarter ended September 30, 2026, is primarily a result of updated projected earnings levels used in estimating full year 2026 tax accrual as well as the expiration of tax credits which no longer reduced tax expense in 2026.
Results of Operations - Comparison of the Nine Months Ended September 30, 2026 to September 30, 2025
For the nine months ended September 30, 2026, the Company reported net income of $5.7 million, a decrease of $0.4 million (6.7%) compared to $6.1 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the ROA was 0.38%, compared to 0.40% for the nine months ended September 30, 2025. The ROE was 4.29% for the nine months ended September 30, 2026, compared to 5.27% for the nine months ended September 30, 2025.
Information relating to the average consolidated balance sheet and the yield on average earning assets and cost of average liabilities for the periods indicated are in the following table. Dividing the related interest, on an annualized basis, by the average balance of assets or liabilities derives the disclosed rates. Average balances are derived from daily balances.

(Dollars in thousands)	Average Balances, Interest, and Rates
(unaudited)	September 30, 2026			September 30, 2025
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS		`
Interest bearing deposits in other financial institutions	$83,366	2,350	3.76%	$67,530	$2,145	4.24%
Federal funds sold	1,281	28	2.91%	1,176	33	3.74%
Securities available-for-sale	310,376	5,296	2.28%	330,286	5,942	2.40%
Loans receivable	1,472,117	61,777	5.60%	1,486,392	59,841	5.37%
Federal Home Loan Bank stock	6,547	352	7.17%	6,547	390	7.94%
Total interest earning assets	1,873,687	69,803	4.97%	1,891,931	$68,351	4.82%
Cash and non-interest bearing deposits in other financial institutions	15,718			26,653
Allowance for credit losses	(17,522)			(17,744)
Other non-interest bearing assets	143,922			152,719
Total assets	$2,015,805			$2,053,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits	$1,452,333	21,596	1.98%	$1,476,705	$23,821	2.15%
Federal funds purchased and repurchase agreements	32,639	696	2.84%	44,194	1,110	3.35%
Borrowed funds	46,283	1,318	3.80%	58,817	1,719	3.90%
Total interest bearing liabilities	1,531,255	23,610	2.06%	1,579,716	$26,650	2.25%
Non-interest bearing deposits	272,082			281,016
Other non-interest bearing liabilities	35,407			38,307
Total liabilities	1,838,744			1,899,039
Total stockholders' equity	177,061			154,520
Total liabilities and stockholders' equity	$2,015,805			$2,053,559
Net interest income		46,193			$41,701

Return on average assets	0.38%			0.40%
Return on average equity	4.29%			5.27%
Net interest margin (average earning assets)	3.29%			2.94%
Net interest margin (average earning assets) - tax equivalent	3.41%			3.08%
Net interest spread	2.91%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities	1.22x			1.20x
Net interest income for the nine months ended September 30, 2026, was $46.2 million, an increase of $4.5 million (10.8%), compared to $41.7 million for the nine months ended September 30, 2025. The weighted-average yield on interest-earning assets was 4.97% for the nine months ended September 30, 2026 compared to 4.82% for the nine months ended September 30, 2025. The weighted-average cost of interest-bearing liabilities for the nine months ended September 30, 2026, was 2.06% compared to 2.25% for the nine months ended September 30, 2025. The impact of the 4.97% return on interest-earning assets and the 2.06% cost of interest-bearing liabilities resulted in an interest rate spread of 2.91% for the nine months ended September 30, 2026, an increase from the 2.57% spread for the nine months ended September 30, 2025. The Company’s net interest margin on a tax-equivalent basis was 3.41% for the nine months ended September 30, 2026, compared to 3.08% for the nine months ended September 30, 2025. The Company believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully-taxable equivalent basis, as these measures provide useful information to make peer comparisons. Tax adjusted net interest margin represents a non-GAAP financial measure. See the non-GAAP reconciliation table immediately below and the section captioned “Non-GAAP Financial Measures” for further disclosure regarding non-GAAP financial measures.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Calculation of net interest margin, tax-equivalent basis
Net interest income	$46,193	$41,701
Tax-equivalent adjustment on securities and loans	1,737	2,007
Net interest income (tax-equivalent basis)	$47,930	$43,708
Total average earning assets	$1,873,687	$1,891,931
Net interest margin (tax-equivalent basis)	3.41%	3.08%
The increased net interest income and net interest margin for the nine months ended September 30, 2026, was primarily the result of reduced deposit and borrowing costs as well as continued repricing and maturity of the existing loan portfolio, and strength in new loan originations.
The following table shows the change in non-interest income for the nine months ended September 30, 2026, and September 30, 2025.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2026 vs. 9/30/2025
	2026	2025	$ Change	% Change
Non-interest income:
Fees and service charges	$3,877	$3,902	$(25)	(0.6)%
Wealth management operations	2,134	2,074	60	2.9%
Gain (loss) on tax credit investment	-	90	(90)	(100.0)%
Gain (loss) on sale of loans held-for-sale, net	766	873	(107)	(12.3)%
Bank owned life insurance	639	857	(218)	(25.4)%
Gain (loss) on sale of property and equipment	2	(56)	58	N/A
Other	52	85	(33)	(38.8)%
Total non-interest income	$7,470	$7,825	$(355)	(4.5%)
The decrease in non-interest income was primarily the result of an individual BOLI claim benefit in 2025 and reduced mortgage loan activity in 2026.
The following table shows the change in non-interest expense for the nine months ended September 30, 2026, and September 30, 2025.

(Dollars in thousands)	Nine Months Ended September 30,		9/30/2026 vs. 9/30/2025
	2026	2025	$ Change	% Change
Non-interest expense:
Compensation and benefits	$25,359	$22,015	$3,344	15.2%
Occupancy and equipment	5,425	6,050	(625)	(10.3)%
Data processing	3,491	3,496	(5)	(0.1)%
Marketing	1,252	557	695	124.8%
Federal deposit insurance premiums	1,111	1,303	(192)	(14.7)%
Professional and outside services	4,004	3,320	684	20.6%
Technology	1,618	1,548	70	4.5%
Other	4,348	5,066	(718)	(14.2)%
Total non-interest expense	$46,608	$43,355	$3,253	7.5%
Increases in non-interest expenses during the nine months ended September 30, 2026, were due to higher compensation and benefits and professional and outside services expenses, both associated with the Company's pending merger, as well as increases in marketing expenses, due to seasonal promotion, planned business generation, and customer communication associated with the merger announcement.
The provision for income taxes was $916 thousand for the nine months ended September 30, 2026 as compared to the provision of $189 thousand for the nine months ended September 30, 2025. The effective tax rate was 13.9% for the nine months ended September 30, 2026, as compared to 3.0% for the nine months ended September 30, 2025. The Company’s year-to-date effective tax rate for the nine months ended September 30, 2026, is primarily a result of updated projected earnings levels used in estimating full year 2026 tax accrual as well as expiration of tax credits which no longer reduced tax expense in 2026.
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
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures (as defined in Sections 13a – 15(e) and 15d – 15(e)) of regulations promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer

evaluate the effectiveness of the Company's disclosure controls and procedures as of the end of each quarter. Based on that evaluation as of September 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
Not Applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On April 24, 2014 the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 50,000 shares of the Company’s outstanding common stock, from time to time and subject to market conditions, on the open market or in privately negotiated transactions. The stock repurchase program does not expire and is only limited by the number of shares that can be purchased. The stock repurchase program will be reviewed annually by the Board of Directors. No shares were repurchased during the quarter ended September 30, 2026 under the stock repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2026 –January 31, 2026	-	N/A	-	48,828
February 1, 2026 – February 28, 2026	1,508	$38.79	-	48,828
March 1, 2026 – March 31, 2026	-	N/A	-	48,828
April 1, 2026 – April 30, 2026	88	$33.80	-	48,828
May 1, 2026 – May 31, 2026	167	$31.30	-	48,828
June 1, 2026 – June 30, 2026	209	$34.44	-	48,828
July 1, 2026 – July 31, 2026	-	N/A	-	48,828
August 1, 2026 – August 31, 2026	-	N/A	-	48,828
September 1, 2026 – September 30, 2026	-	N/A	-	48,828
(1)The stock repurchase program was announced on April 24, 2014, whereby the Company is authorized to repurchase up to 50,000 shares of the Company’s common stock outstanding. There is no express expiration date for this program.
(2)The number of shares above includes shares of common stock reacquired from the Company’s executive officers and employees to satisfy the tax withholding obligations on restricted stock awards granted under the Company’s Plan. For the nine months ended September 30, 2026, 1,972 shares were reacquired at an average per share price of $37.47 pursuant to these tax withholding transactions.

Item 3.    Defaults Upon Senior Securities
There are no matters reportable under this item.
Item 4.    Mine Safety Disclosures
Not Applicable
Item 5.    Other Information
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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
101
The following materials from the Company’s Form 10-Q for the quarterly period ended September 30, 2026, formatted in an XBRL Interactive Data File: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statement of Comprehensive Income; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINWARD BANCORP

Date: November 13, 2026	/s/ Benjamin J. Bochnowski
Benjamin J. Bochnowski
President and Chief Executive Officer

Date: November 13, 2026	/s/ Benjamin L. Schmitt
Benjamin L. Schmitt
Executive Vice President, Chief Financial Officer and Treasurer